Form 10QSB
period 1995-03-31
SOUTHERN INVESTORS SERVICE CO INC
filed 1995-05-15
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
- -----   ACT OF 1934

For the quarterly period ended   March 31, 1995
                               ------------------------

  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from                to
                                -------------    ----------------

                         Commission file number    04863
                                                 ---------------
                    Southern Investors Service Company, Inc.
       (Exact name of small business issuer as specified in its charter)

              Delaware                                    74-1223691
- --------------------------------------------------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

2727 North Loop West, Suite 200, Houston, Texas              77008
- --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                (713) 869-7800
                         -----------------------------
                           Issuer's telephone number


                -----------------------------------------------

             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                              ------  ------


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes      No
                                                  ------  ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of May 10, 1995, Common Stock $1.00 Par Value

Transitional Small Business Disclosure Format (Check One):
 Yes     ; No  X
    -----    -----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The Consolidated Financial Statements included herein have been prepared by Southern Investors Service Company, Inc., (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the management of the Company, all adjustments necessary to present a fair statement of the results for the interim periods have been made.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1995
                             (Thousands of Dollars)
                                  (Unaudited)

ASSETS
- ------

REAL ESTATE ASSETS:
  Resort development, net                                $  2,865
  Real estate held for resale or development                  325
  Equity in real estate joint ventures, net                   536
                                                         --------
    Total real estate assets                                3,726
CASH                                                          253
ACCOUNTS RECEIVABLE                                           156
OTHER ASSETS                                                  110
                                                         --------

    Total assets                                         $  4,245
                                                         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
- -------------------------------------

LIABILITIES:
  Notes payable                                          $  5,568
  Other long-term debt                                        716
  Accounts payable and accrued expenses                     2,495
  Other liabilities                                           350
                                                         --------
    Total liabilities                                       9,129
                                                         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
    shares authorized, none issued                             --
  Common stock, $1 par, 10,000,000 shares authorized,
    3,281,331 shares issued                                 3,281
  Additional paid-in capital                                3,031
  Retained deficit                                        (11,070)
 Less treasury stock, 112,402 shares, at cost                (126)
                                                         --------
  Total stockholders' deficit                              (4,884)
                                                         --------

                                                         $  4,245
                                                         ========

         The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                             (Thousands of Dollars)
                                  (Unaudited)

                                                         Three months ended March 31,
                                                         ---------------------------
                                                             1995          1994
                                                         -----------    ------------
RESORT REVENUES                                               $  770          $ 673
REAL ESTATE REVENUES                                             246            265
                                                          ----------     ----------
                                                               1,016            938
RESORT OPERATING EXPENSES                                        582            568
OTHER OPERATING EXPENSES                                         281            241
                                                          ----------     ----------
                                                                 863            809
                                                          ----------     ----------
INCOME FROM OPERATIONS                                           153            129
INTEREST EXPENSE                                                (111)          (120)
                                                          ----------     ----------
INCOME BEFORE EXTRAORDINARY GAIN                                  42              9
EXTRAORDINARY GAIN ON DEBT SETTLEMENTS                            33            ---
                                                          ----------     ----------
NET INCOME                                                    $   75          $   9
                                                          ==========     ==========
NET INCOME PER COMMON SHARE:
  Income before extraordinary gain                            $  .01          $   -
                                                          ==========     ==========
  Net income                                                  $  .02          $   -
                                                          ==========     ==========
AVERAGE NUMBER OF
  SHARES OUTSTANDING                                       3,168,929      3,168,929
                                                          ==========     ==========



        The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)
                                  (Unaudited)

                                                                 Three Months
                                                                Ended March 31,
                                                                --------------
                                                                 1995    1994
                                                                 -----   -----
Cash flows from operating activities:
 Net income before extraordinary gain                            $  42   $   9
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in undistributed income of real
    estate joint ventures                                          (44)    (79)
   Distributions from real estate joint ventures                    25      --
   Depreciation and amortization                                    56      70
 Change in assets and liabilities:
  Investments in real estate                                       (21)     (2)
  Decrease (increase) in accounts receivable and other assets       39     (13)
  Increase in accounts payable, accrued
   expenses and other                                               75      66
                                                                 -----   -----
      Net cash provided by operating activities                    172      51
                                                                 -----   -----
Cash flows from financing activities:
 Payments on notes payable and other debt                          (12)    (16)
                                                                 -----   -----
     Net cash used by financing activities                         (12)    (16)
                                                                 -----   -----
Net increase in cash                                               160      35
Beginning cash                                                      93     249
                                                                 -----   -----
Ending cash                                                      $ 253   $ 284
                                                                 =====   =====

        The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


(1)  CURRENT BUSINESS CONDITIONS

          Net income of Southern Investors Service Company, Inc. and subsidiaries (the Company) was $75,000 for the three months ended March 31, 1995, as compared to $9,000 for the three months ended March 31, 1994. Included in net income for 1995 are extraordinary gains of $33,000 from the settlement of certain liabilities for less than the full amount due. The Company has sustained losses from operations for each of the past several years, and management anticipates that the Company will incur an operating loss for the remainder of 1995. Cash flow from operations has not been and is not sufficient to meet liquidity needs.

          The Company's operations are concentrated in Texas, which from 1986 to 1988 was adversely affected by the downturn in the energy and real estate markets. During 1990, the Company reached its first agreement with certain of its creditors to resolve defaults under various loans and to settle the outstanding debt and remaining deficiencies. The settlement provided for the conveyance to the creditors of title to certain collateral securing the loans and the assignment of distribution rights of certain real estate projects.
Total debt satisfied was $85.4 million for the conveyance and assignments of a significant portion of the Company's assets. As a result of this debt restructuring and various other settlements since 1990, the Company's cash flow from operations has not been sufficient to meet the Company's obligations for the past several years. The Company has sustained net operating losses during the past several years and anticipates that it will incur a net operating loss for 1995. Such losses have depleted the Company's stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management believes that the debt settlements which have been consummated in prior years have improved the Company's financial condition and its ability to pursue and realize investment, development and management opportunities in real estate properties. However, debt totaling $1,798,000 has matured and is currently due and debt totaling $4,146,000 matures in 1995. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to procure management and consulting contracts for a fee, reduction of operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the significant accounting policies included in the notes to the Company's latest annual report on Form 10-KSB. These consolidated financial statements should be read in conjunction with those notes.

(3)  REAL ESTATE OPERATIONS

          Real estate revenues include the following amounts:

                                                   Three Months Ended
                                                        March 31,
                                                  ----------------------
                                                      1995      1994
                                                      ----      ----
                                                  (Thousands of Dollars)
Equity in income of real estate joint ventures        $ 44      $ 79
Management fees                                        192       185
Interest and other income                               10         1
                                                      ----      ----

Total real estate revenues                            $246      $265
                                                      ====      ====


The combined condensed statements of income of the real estate joint ventures accounted for on the equity method are set forth below:

                                                Three Months Ended
                                                    March 31,
                                              ----------------------
                                                 1995        1994
                                              ----------  ----------
                                              (Thousands of Dollars)

REVENUES:
  Sales of real estate                            $  244      $  756
  Cost of sales                                      170         295
                                                  ------      ------
                                                      74         461

  Rental and other income                          1,094         985
                                                  ------      ------
                                                   1,168       1,446

EXPENSES:
  Operating expenses                                 750         740
  Interest expense                                   137         134
                                                  ------      ------

Net income                                        $  281      $  572
                                                  ======      ======

Equity of the Company and its subsidiaries
  in income of real estate joint ventures         $   44      $   79
                                                  ======      ======

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations
- ---------------------

     The net income for the first three months of 1995 was $75,000 or $.02 per share compared to a net income of $9,000 or less than $.01 per share during the first quarter of 1994. The increase in net income was primarily attributable to an increase in resort revenues discussed below. In addition, during 1995 the Company recorded extraordinary gains of $33,000 in connection with the settlement of various obligations at less than the full amount due.

     Rental and other revenues from the operation of the Company's resort in west Texas totalled $770,000 and $673,000 for the three months ended March 31, 1995 and 1994, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of these periods are summarized as follows:

                          Three months ended March 31,
                         ------------------------------
                              1995            1994
                         --------------  --------------
Hotel rooms:
     % Occupancy                    70%             55%
     Average rate             $  53.69        $  56.51
     Total revenue            $304,000        $247,000
Condominiums:
     % Occupancy                    59%             53%
     Average rate             $ 114.16        $  85.04
     Total revenue            $127,000        $ 88,000

Total rental revenue          $431,000        $335,000
Restaurant, bar and
  golf course revenue          254,000         240,000
Other revenues                  85,000          98,000
                              --------        --------
Total revenues                $770,000        $673,000
                              ========        ========

     Real estate revenues were $246,000 for the first three months of 1995 compared to $265,000 last year. This decrease was due to a decrease in the Company's equity in income of real estate joint ventures of $35,000.

LIQUIDITY AND CAPITAL RESOURCES

     On an annual basis cash flow from operations has been negative for the past several years, and management anticipates that cash flow from operations will not be sufficient to meet the Company's liquidity needs during 1995. The financial condition of the Company indicates that, unless operating results and cash flow improve, the Company will be required to borrow funds or to continue to sell assets. It is unlikely that the Company will be able to arrange to borrow funds from other sources and there is no assurance that the Company could sell sufficient assets to meet its cash needs.

     Management believes that the debt settlements which have been consummated in prior years have improved the Company's financial condition and its ability to pursue and realize investment, development and management opportunities in real estate properties. However, debt totaling $1,798,000 has matured and is currently due and debt totaling $4,146,000 matures in 1995. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to procure management and consulting contracts for a fee, reduction of operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

          With the exception of the improvements located at the Company's resort development in west Texas, substantially all of the Company's real estate assets are pledged to banks to secure debt. Management believes that in a stable market the values of the properties would exceed the balances of the loans that they secure. If the Company were to sell or dispose of its real estate assets as a result of the maturity or acceleration of the underlying debt or for reasons other than those arising in the normal course of business, it is anticipated that sales prices would be significantly less than the current carrying amount of the assets and that such sales or dispositions would not generate sufficient funds to retire the related debt.

                         PART II  -  OTHER INFORMATION


ITEM 1.   Legal Proceedings

None

ITEM 2.   Changes in Securities

None

ITEM 3.   Default upon Senior Securities

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

None

ITEM 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(27) Financial Data Schedule

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SOUTHERN INVESTORS SERVICE COMPANY, INC.



                           /s/ Walter M. Mischer, Jr.
                         -----------------------------------------
                         WALTER M. MISCHER, JR.
                         President - Principal Executive Officer





                           /s/ Eric Schumann
                          -------------------------------------------
                          ERIC SCHUMANN
                          Senior Vice President - Finance
                          Principal Financial and Accounting Officer



                          DATE:      May 12, 1995