Form 10QSB
period 1995-06-30
SOUTHERN INVESTORS SERVICE CO INC
filed 1995-08-11
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
  X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 30, 1995
                                -------------

       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT

For the transition period from                 to

Commission file number       04863
                             ------
                   Southern Investors Service Company, Inc.
                   ----------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                    74-1223691
- ---------------------------------------    ----------------------------------
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                Identification No.)


         2727 North Loop West,
       Suite 200, Houston, Texas                         77008
- ---------------------------------------    ----------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                               ------     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of August 10, 1995,
                                           --------------------------------
Common Stock $1.00 Par Value
- ------------------------------------------------------------

Transitional Small Business Disclosure Format (Check One):
 Yes       No  X
    ------   -----

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 JUNE 30, 1995
                                 -------------
                             (Thousands of Dollars)
                                  (Unaudited)

ASSETS
- ------

REAL ESTATE ASSETS:
  Resort development, net                                $  2,818
  Real estate held for resale or development                  325
  Equity in real estate joint ventures, net                   540
                                                         --------
    Total real estate assets                                3,683
CASH                                                          251
ACCOUNTS RECEIVABLE                                           113
OTHER ASSETS                                                  459
                                                         --------

    Total assets                                         $  4,506
                                                         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
- -------------------------------------

LIABILITIES:
  Notes payable                                          $  5,563
  Other long-term debt                                        712
  Accounts payable and accrued expenses                     2,684
  Other liabilities                                           351
                                                         --------
    Total liabilities                                       9,310
                                                         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
    shares authorized, none issued                             --
  Common stock, $1 par, 10,000,000 shares authorized,
    3,281,331 shares issued                                 3,281
  Additional paid-in capital                                3,031
  Retained deficit                                        (10,990)
  Less treasury stock, 112,402 shares, at cost               (126)
                                                         ---------
  Total stockholders' deficit                              (4,804)
                                                         ---------

                                                         $   4,506
                                                         =========


        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           --------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                            (Thousands of Dollars)
                                  (Unaudited)

                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                      ------------------------  ------------------------
                                         1995         1994         1995         1994
                                      -----------  -----------  -----------  -----------


RESORT REVENUES                       $      557   $      553   $    1,327   $    1,226

REAL ESTATE REVENUES                         429          238          675          503
                                      ----------   ----------   ----------   ----------

                                             986          791        2,002        1,729
                                      ----------   ----------   ----------   ----------

RESORT OPERATING EXPENSES                    565          585        1,147        1,154

OTHER OPERATING EXPENSES                     224          315          505          556
                                      ----------   ----------   ----------   ----------

                                             789          900        1,652        1,710
                                      ----------   ----------   ----------   ----------

OPERATING INCOME (LOSS)                      197         (109)         350           19

INTEREST EXPENSE                            (116)        (117)        (228)        (237)

LITIGATION SETTLEMENT                         --        1,318           --        1,318
                                      ----------   ----------   ----------   ----------

INCOME
 BEFORE EXTRAORDINARY GAIN                    81        1,092          122        1,100

EXTRAORDINARY GAIN ON DEBT
 SETTLEMENTS                                  --        1,352           33        1,352
                                      ----------   ----------   ----------   ----------

NET INCOME                            $       81   $    2,444   $      155   $    2,452
                                      ==========   ==========   ==========   ==========

NET INCOME PER COMMON SHARE:
  Income before extraordinary gain    $      .03   $      .34   $      .04   $      .35
                                      ==========   ==========   ==========   ==========
  Net income                          $      .03   $      .77   $      .05   $      .77
                                      ==========   ==========   ==========   ==========

AVERAGE NUMBER OF
  SHARES OUTSTANDING                   3,168,929    3,168,929    3,168,929    3,168,929
                                      ==========   ==========   ==========   ==========




       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                            (Thousands of Dollars)
                                  (Unaudited)

                                                    Six Months Ended
                                                         June 30,
                                                    ----------------
                                                      1995     1994
                                                    -------  -------
Cash flows from operating activities:
 Income before extraordinary gain                     $ 122   $1,100
 Adjustments to reconcile income to net cash
  provided by operating activities:
   Equity in undistributed income of real
    estate joint ventures                               (59)    (100)
   Distributions from real estate joint ventures         36       --
   Depreciation and amortization                        117      135
 Change in assets and liabilities:
  Investments in resort development                     (35)       7
  Decrease in accounts receivable and other assets       81        8
  Decrease in accounts payable, accrued
   expenses and other                                   (83)    (474)
                                                      -----   ------

     Net cash provided by operating activities          179      676
                                                      -----   ------

Cash flows from financing activities:
 Payments on notes payable and other debt               (21)    (379)
                                                      -----   ------

Net increase in cash                                    158      297
Beginning cash                                           93      249
                                                      -----   ------

Ending cash                                           $ 251   $  546
                                                      =====   ======




       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (Unaudited)


(1)  CURRENT BUSINESS CONDITIONS

     Net income of Southern Investors Service Company, Inc. and subsidiaries (the Company) was $155,000 for the six months ended June 30, 1995, as compared to $2,452,000 for the six months ended June 30, 1994. Included in income for the six months ended June 30, 1994, was a gain of $1,318,000 from the settlement of litigation. In addition, during the six months ended June 30, 1994, extraordinary gains from the settlement of outstanding liabilities totalled $1,352,000. The Company has sustained losses from operations for each of the past several years, and management anticipates that the Company will incur an operating loss for the remainder of 1995. On an annual basis cash flow from operations has not been and is not sufficient to meet liquidity needs.

     The Company's operations are concentrated in Texas, which from 1986 to 1988 was adversely affected by the downturn in the energy and real estate markets. During 1990, the Company reached its first agreement with certain of its creditors to resolve defaults under various loans and to settle the outstanding debt and remaining deficiencies. These settlements provided for the conveyance to the creditors of a significant portion of the Company's assets. As a result of the 1990 debt restructuring and various other settlements since 1990, the Company's cash flow from operations has not been sufficient to meet the Company's obligations for the past several years. The Company has sustained net operating losses during the past several years and anticipates that it will incur a net operating loss for 1995. Such losses have depleted the Company's stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management believes that the debt settlements which have been consummated in prior years have improved the Company's financial condition and its ability to pursue and realize investment, development and management opportunities in real estate properties. However, debt totaling $1,839,000 has matured and is currently due and debt totaling $4,101,000 will mature later in 1995. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to procure management and consulting contracts for a fee, reduction of operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the significant accounting policies included in the notes to the Company's latest annual report on Form 10-KSB. These consolidated financial statements should be read in conjunction with those notes.

(3)  REAL ESTATE OPERATIONS

     Real estate revenues include the following amounts:

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      ------------------    -----------------
                                        1995      1994        1995     1994
                                      --------   -------    --------  -------
                                                   (Thousands of Dollars)

Equity in income of real estate
 joint ventures                          $ 15       $ 21       $ 59     $100
Management fees                           185        193        377      378
Interest and other income                 229         24        239       25
                                         ----       ----       ----     ----
Total real estate revenues               $429       $238       $675     $503
                                         ====       ====       ====     ====


The combined condensed statements of income of the real estate joint ventures accounted for on the equity method are set forth below:

                                              Three Months Ended      Six Months Ended
                                                   June 30,               June 30,
                                              ------------------      ----------------
                                                1995      1994          1995      1994
                                              --------  --------      --------  --------
                                                        (Thousands of Dollars)

REVENUES:
 Sales of real estate                            $ 412    $  176       $  656     $  932
 Cost of sales                                     280        96          450        391
                                                 -----    ------       ------     ------
                                                   132        80          206        541
 Rental and other income                           898     1,052        1,992      2,037
                                                 -----    ------       ------     ------
                                                 1,030     1,132        2,198      2,578
EXPENSES:
 Operating expenses                                759       804        1,509      1,544
 Interest expense                                  130       136          267        270
                                                 -----    ------       ------     ------
Net income                                       $ 141    $  192       $  422     $  764
                                                 =====    ======       ======     ======
Equity of the Company and its subsidiaries
 in income of real estate joint ventures         $  15    $   21       $   59     $  100
                                                 =====    ======       ======     ======

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations
- ---------------------

     Net income for the first six months of 1995 was $155,000 or $.05 per share compared to net income of $2,452,000 or $.77 per share during the first six months of 1994. Included in income for the six months ended June 30, 1994 was a gain of $1,318,000 from the settlement of litigation. In addition, net income for the six months ended June 30, 1994, included extraordinary gains from the settlement of outstanding liabilities of $1,352,000.

     Rental and other revenues from the operation of the Company's resort in west Texas totalled $1,327,000 and $1,226,000 for the six months ended June 30, 1995 and 1994, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of these periods are summarized as follows:

                          Six months ended June 30,
                         ---------------------------
                             1995           1994
                         -------------  ------------
Hotel rooms:
     % Occupancy                   60%           52%
     Average rate          $    56.57    $    59.10
     Total revenue         $  549,000    $  490,000
Condominiums:
     % Occupancy                   39%           39%
     Average rate          $   115.04    $    95.88
     Total revenue         $  177,000    $  149,000

Total rental revenue       $  726,000    $  639,000
Restaurant, bar and
  golf course revenue         498,000       415,000
Other revenues                103,000       172,000
                           ----------    ----------
Total revenues             $1,327,000    $1,226,000
                           ==========    ==========

     Real estate revenues were $675,000 for the first six months of 1995 compared to $503,000 last year. This increase was due to the receipt by the Company of $225,000 in connection with its ownership of a net profits interest in a Houston subdivision. This net profits interest was retained by the Company as part of its 1990 debt restructure.

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

     Management believes that the debt settlements which have been consummated in prior years have improved the Company's financial condition and its ability to pursue and realize investment, development and management opportunities in real estate properties. However, debt totaling $1,839,000 has matured and is currently due and debt totaling $4,101,000 will mature later in 1995. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to procure management and consulting contracts for a fee, reduction of operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

None

ITEM 3.   Default upon Senior Securities

None

ITEM 4.   Submission of Matters to a Vote of Security Holders


The Company held its annual meeting of stockholders on May 17, 1995, at which time the stockholders elected the Company's directors and ratified the appointment of Arthur Andersen LLP independent public accountants for the Company for the year ending December 31, 1995. The results were as follows:

                                                             Against/              Broker
                                                  For        Withheld  Abstain  Non-Votes
                                                  ---------  --------  -------  ---------
Directors:

Walter M. Mischer, Sr.                            2,005,912       606        -          -
Walter M. Mischer, Jr.                            2,005,918       600        -          -
John D. Weil                                      2,005,918       600        -          -
Tom F. Steele                                     2,005,918       600        -          -

Accountants                                       2,006,178        20      320          -


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



                         DATE:      August 11, 1995