Form 10QSB
period 1995-09-30
SOUTHERN INVESTORS SERVICE CO INC
filed 1995-11-13
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
  X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from              to

                         Commission file number 04863

                    Southern Investors Service Company, Inc.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                    74-1223691
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

  2727 North Loop West, Suite 200,
          Houston, Texas                                  77008
(Address of principal executive offices)                (Zip Code)

                                (713) 869-7800
                           Issuer's telephone number


                -----------------------------------------------

             (Former name, former address and former fiscal year,
                         if changed since last eport)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of November 8, 1995, Common Stock $1.00 Par Value

 Transitional Small Business Disclosure Format (Check One):
  Yes     ;  No   X

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1995
                             (Thousands of Dollars)
                                  (Unaudited)

ASSETS
------

REAL ESTATE ASSETS:
  Resort development, net                                $  2,709
  Real estate held for resale or development                  325
  Equity in real estate joint ventures, net                   554
                                                         --------
    Total real estate assets                                3,588
CASH                                                          100
ACCOUNTS RECEIVABLE                                           124
OTHER ASSETS                                                  467
                                                         --------

    Total assets                                         $  4,279
                                                         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
  Notes payable                                          $  5,557
  Other long-term debt                                        720
  Accounts payable and accrued expenses                     2,864
  Other liabilities                                           323
                                                         --------
    Total liabilities                                       9,464
                                                         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
    shares authorized, none issued                             --
  Common stock, $1 par, 10,000,000 shares authorized,
    3,281,331 shares issued                                 3,281
  Additional paid-in capital                                3,031
  Retained deficit                                        (11,371)
 Less treasury stock, 112,402 shares, at cost             (   126)
                                                         --------
  Total stockholders' deficit                             ( 5,185)
                                                         --------

                                                         $  4,279
                                                         ========


         The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of Dollars)
                                  (Unaudited)

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                             ------------------------  -----------------------
                                                1995         1994         1995         1994
                                             -----------  -----------  -----------  ----------

RESORT REVENUES                              $      287   $      277   $    1,614   $    1,503

REAL ESTATE REVENUES                                200          282          875          785
                                             ----------   ----------   ----------   ----------

                                                    487          559        2,489        2,288
                                             ----------   ----------   ----------   ----------

RESORT OPERATING EXPENSES                           538          566        1,685        1,720

OTHER OPERATING EXPENSES                            218          233          722          789
                                             ----------   ----------   ----------   ----------

                                                    756          799        2,407        2,509
                                             ----------   ----------   ----------   ----------

OPERATING INCOME (LOSS)                            (269)        (240)          82         (221)

INTEREST EXPENSE                                   (112)        (115)        (341)        (352)

LITIGATION SETTLEMENT                                --           --           --        1,318
                                             ----------   ----------   ----------   ----------

INCOME (LOSS)
 BEFORE EXTRAORDINARY GAIN                         (381)        (355)        (259)         745

EXTRAORDINARY GAIN ON DEBT
 SETTLEMENTS                                         --           --           33        1,352
                                             ----------   ----------   ----------   ----------

NET INCOME (LOSS)                                 ($381)      ($ 355)      ($ 226)  $    2,097
                                             ==========   ==========   ==========   ==========

NET INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary gain        ($ .12)     ($  .11)     ($  .08)  $      .24
                                             ==========   ==========   ==========   ==========
  Net income (loss)                              ($ .12)     ($  .11)     ($  .07)  $      .66
                                             ==========   ==========   ==========   ==========

AVERAGE NUMBER OF
  SHARES OUTSTANDING                          3,168,929    3,168,929    3,168,929    3,168,929
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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 -----------------
                                                                    1995    1994
                                                                 --------  -------
Cash flows from operating activities:
  Income (loss) before extraordinary gain                           $(259)  $ 745
  Adjustments to reconcile income (loss) to net cash
    provided by operating activities:
      Equity in undistributed income of real
        estate joint ventures                                        ( 73)   (132)
      Distributions from real estate joint ventures                    36      --
      Depreciation and amortization                                   175     198
  Change in assets and liabilities:
    Additions to resort development                                  ( 16)     --
    Decrease in accounts receivable and other assets                   64      31
    Increase (decrease) in accounts payable, accrued
      expenses and other                                              107    (373)
                                                                    -----   -----

         Net cash provided by operating activities                     34     469
                                                                    -----   -----

Cash flows from financing activities:
  Payments on notes payable and other debt                           ( 27)   (409)
                                                                    -----   -----

Net increase in cash                                                    7      60
Beginning cash                                                         93     249
                                                                    -----   -----

Ending cash                                                         $ 100   $ 309
                                                                    =====   =====




        The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  CURRENT BUSINESS CONDITIONS

     The loss of Southern Investors Service Company, Inc. and subsidiaries (the Company) was $226,000 for the nine months ended September 30, 1995, as compared to net income of $2,097,000 for the nine months ended September 30, 1994. Included in income for the nine months ended September 30, 1994, was a gain of $1,318,000 from the settlement of litigation. In addition, during the nine months ended September 30, 1994, extraordinary gains from the settlement of outstanding liabilities totalled $1,352,000. The Company has sustained losses from operations for each of the past several years, and management anticipates that the Company will incur an operating loss for the remainder of 1995. On an annual basis, cash flow from operations has not been and is not sufficient to meet liquidity needs.

     The Company's operations are concentrated in Texas, which from 1986 to 1988 was adversely affected by the downturn in the energy and real estate markets.
As a result, the Company's cash flow was not sufficient to meet liquidity needs and during 1990, the Company reached its first agreement with certain of its creditors to resolve defaults under various loans and to settle the outstanding debt and remaining deficiencies. These settlements provided for the conveyance to the creditors of a significant portion of the Company's assets. As a result of the 1990 debt restructuring and various other settlements since 1990, the Company's cash flow from operations has not been sufficient to meet the Company's obligations for the past several years. The Company has sustained net operating losses during the past several years and anticipates that it will incur a net operating loss for 1995. Such losses have depleted the Company's stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management believes that the debt settlements which have been consummated in prior years have improved the Company's financial condition and its ability to pursue and realize investment, development and management opportunities in real estate properties. However, debt totaling $1,847,000 has matured and is currently due and debt totaling $4,101,000 will mature during the fourth quarter of 1995. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to procure management and consulting contracts for a fee, reduction of operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the significant accounting policies included in the notes to the Company's latest annual report on Form 10-KSB. These consolidated financial statements should be read in conjunction with those notes.

(3)  REAL ESTATE OPERATIONS

     Real estate revenues include the following amounts:

                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
                                                   --------------------       --------------------
                                                    1995          1994         1995          1994
                                                   ------        ------       ------        ------
                                                               (Thousands of Dollars)


Equity in income of real estate joint ventures     $   14        $   32       $   73        $  132
Management fees                                       182           187          559           565
Interest and other income                               4            63          243            88
                                                   ------        ------       ------        ------

Total real estate revenues                         $  200        $  282       $  875        $  785
                                                   ======        ======       ======        ======


The combined condensed statements of income of the real estate joint ventures accounted for on the equity method are set forth below:


                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
                                                   --------------------       --------------------
                                                    1995          1994         1995          1994
                                                   ------        ------       ------        ------
                                                               (Thousands of Dollars)
REVENUES:
  Sales of real estate                             $  262        $  514       $  918        $1,446
  Cost of sales                                       176           294          626           685
                                                   ------        ------       ------        ------
                                                       86           220          292           761
  Rental and other income                             894           880        2,887         2,917
                                                   ------        ------       ------        ------
                                                      980         1,100        3,179         3,678

EXPENSES:
  Operating expenses                                  734           737        2,243         2,281
  Interest expense                                    128           132          395           402
                                                   ------        ------       ------        ------
Net income                                         $  118        $  231       $  541        $  995
                                                   ======        ======       ======        ======

Equity of the Company and its subsidiaries
  in income of real estate joint ventures          $   14        $   32       $   73        $  132
                                                   ======        ======       ======        ======

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

          Net loss for the first nine months of 1995 was $226,000 or $.07 per share compared to net income of $2,097,000 or $.66 per share during the first nine months of 1994. Included in income for the nine months ended September 30, 1994 was a gain of $1,318,000 from the settlement of litigation. In addition, net income for the nine months ended September 30, 1994, included extraordinary gains from the settlement of outstanding liabilities of $1,352,000.

          Rental and other revenues from the operation of the Company's resort in west Texas totalled $1,614,000 and $1,503,000 for the nine months ended September 30, 1995 and 1994, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of these periods are summarized as follows:


                                Nine months ended September 30,
                                ------------------------------
                                     1995           1994
                                --------------  --------------
Hotel rooms:
     % Occupancy                           48%          41%
     Average rate                  $    56.04   $    60.33
     Total revenue                 $  657,000   $  593,000
Condominiums:
     % Occupancy                           28%          28%
     Average rate                  $   115.07   $    95.74
     Total revenue                 $  193,000   $  166,000

Total rental revenue               $  850,000   $  759,000
Restaurant, bar and
  golf course revenue                 532,000      512,000
Other revenues                        232,000      232,000
                                   ----------   ----------
Total revenues                     $1,614,000   $1,503,000
                                   ==========   ==========

     Real estate revenues which include the Company's equity in earnings of real estate joint ventures, management fees and interest and other income were $875,000 for the first nine months of 1995 compared to $785,000 last year. The Company received $225,000 in connection with its ownership of a net profits interest in a Houston subdivision. This net profits interest was retained by the Company as part of its 1990 debt restructure. This increase in real estate revenues was offset by a decrease in the Company's equity in the earning of real estate joint ventures.

LIQUIDITY AND CAPITAL RESOURCES

     On an annual basis, cash flow from operations has been negative for the past several years, and management anticipates that cash flow from operations will not be sufficient to meet the Company's liquidity needs during 1995. The financial condition of the Company indicates that, unless operating results and cash flow improve, the Company will be required to borrow funds or to continue to sell assets. It is unlikely that the Company will be able to arrange to borrow funds from other sources and there is no assurance that the Company could sell sufficient assets to meet its cash needs.

     Management believes that the debt settlements which have been consummated in prior years have improved the Company's financial condition and its ability to pursue and realize investment, development and management opportunities in real estate properties. However, debt totaling $1,847,000 has matured and is currently due and debt totaling $4,101,000 will mature in the fourth quarter of 1995. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to procure management and consulting contracts for a fee, reduction of operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

     With the exception of the improvements located at the Company's resort development in west Texas, substantially all of the Company's real estate assets are pledged to secure debt. Management believes that in a stable market the values of the properties would exceed the balances of the loans that they secure. If the Company were to sell or dispose of its real estate assets as a result of the maturity or acceleration of the underlying debt or for reasons other than those arising in the normal course of business, it is anticipated that sales prices would be significantly less than the current carrying amount of the assets and that such sales or dispositions would not generate sufficient funds to retire the related debt.

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



                          DATE:      November 10, 1995