Form 10KSB40
period 1995-12-31
SOUTHERN INVESTORS SERVICE CO INC
filed 1996-03-29
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)
For the transition period from          to
Commission file number 04863

                   SOUTHERN INVESTORS SERVICE COMPANY, INC.
                (Name of small business issuer in its charter)

               Delaware                                 74-1223691
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)
  2727 North Loop West, Suite 200,
           Houston, Texas                                  77008
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number (713) 869-7800

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class               Name of each exchange on which registered
        None

Securities registered under Section 12(g) of the Exchange Act:

       Common Stock $1.00  Par Value
             (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year.  $3.8 Million

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $0.00 as of March 17, 1996

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,168,929 shares, Common Stock $1.00 Par Value as of March 17, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Company's proxy statement to be used in connection with the 1996 annual meeting is incorporated by reference into Part III.

                                 PART I

ITEM 1. DESCRIPTION OF BUSINESS

  Southern Investors Service Company, Inc., was incorporated under the laws of the State of Delaware in 1972. Southern Investors Service Company, Inc. and its subsidiaries (Company) are engaged in real estate management and development in Texas.

  The Company's real estate development operations have been significantly reduced as a result of debt settlements with lenders and other creditors during the past several years. The Company's ability to generate cash flow from operations has also been severely reduced. Cash flow from operations has not been adequate to meet the Company's obligations for the past several years and management projects negative cash flow from operations for 1996. The Company has emphasized the management of its resort development in west Texas and the management of real estate development and operations for others. Currently, the Company's primary operations include the management of nine residential developments, two office buildings and its resort in west Texas. See Note 7 of the Notes to Consolidated Financial Statements of the Company for a discussion of related party transactions. Some of these activities are conducted through joint ventures in which the Company has equity interests. Unless otherwise indicated, the term "Company" includes these joint ventures.

  The Company's future financial condition depends upon its ability to generate cash at levels to meet operating needs and debt obligations. Management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or possible liquidation of the Company.

LIABILITY SETTLEMENTS

  During 1992, the Company restructured the debt of one of its partnerships. In connection with this restructure, the Company issued a $300,000 principal amount note payable to the other joint venture partner. This note was secured by the Company's 20% equity interest in the venture and was due September 1995. Due to the Company's financial condition, it was unable to retire this note at maturity. During December 1995, the partnership through which the Company held its 20% interest in the joint venture admitted a new limited partner (Walter M. Mischer, Trustee) in exchange for a capital contribution of $306,000. Mr. Mischer is Chairman of the Board of Directors of the Company. These funds were used to repay the note and accrued interest. In exchange for the capital contribution, the new limited partner will receive (i) the first $306,000 of any future cash flow, (ii) interest on the $306,000 at 10% compounded annually, and
(iii) 66 2/3% of any remaining cash flow. As a result of this transaction, the Company's effective ownership in this partnership was reduced to 6.7%.

  During 1995, a joint venture note payable with an outstanding principal balance of $5.2 million was due and payable. The joint venture in which the Company had a 19.4% ownership interest was unable to repay this note at its maturity. During January 1996, the venture obtained a new loan from a bank in the original principal amount of $3.0 million. The proceeds of this new loan were used to settle the $5.2 million loan plus accrued interest in full. As a condition of the new loan, the bank required a ten year lease on the entire building to be executed by the partners in the ratio of their ownership interests. However, due to the financial condition of the Company, the bank would not accept the Company's lease. In addition, the building is in need of approximately $400,000 in repairs. The Company would have been required to make an $80,000 capital contribution to fund these repairs. The Company, also owed the venture approximately $70,000 in past due rent for periods prior to 1992. This amount was forgiven in January 1996. As a result, the Company sold its partnership interest to Hallmark Residential Group, Inc. (Hallmark), a company controlled by Mr. Mischer. In exchange, Hallmark assumed the Company's obligations in connection with this joint venture and entered into the ten year lease. In connection with this sale, the Company retained a 25% cash flow interest in Hallmark's 20% ownership interest.

  The Company's other debt consists of unsecured notes payable which were due September 30, 1993. These notes are payable to trade creditors of a subsidiary of the Company that ceased operations during 1989. The Company has made offers to these creditors to settle existing claims at less than the amounts due. As of December 31, 1994, the Company had made payments of $78,000 in settlement of $313,000 in principal amount of these trade creditor notes. During 1995, the Company made payments of $7,000 in settlement of $29,000 in principal amount of these trade creditor notes plus accrued interest. As of December 31, 1995, $732,000 in trade creditor notes and related accrued interest remain in default.

  During 1994, the Company reached agreements with several of its creditors to settle outstanding liabilities for less than the amount due. These settlements included the payment of $258,000 in settlement of a promissory note which had an outstanding principal balance of $1,148,000. This promissory note had been issued by the Company in connection with the 1992 restructure of a partnership in which the Company owns a minority interest.

  In addition, during 1994, the Company reached an agreement with one of its lenders to settle a promissory note that matured September 30, 1993 for a cash payment of $114,000. This note had been issued by the Company as part of the 1990 debt settlement and had a balance of $892,000 including accrued and unpaid interest.

  The Company had an incentive plan for certain key employees (Incentive Plan). To implement the Incentive Plan, the Company formed limited partnerships to purchase, hold, develop and dispose of improved and unimproved real estate as authorized by the Compensation Committee of the Board of Directors. The Company is the general partner of such limited partnerships, holding an 85% interest. The limited partners who hold the remaining 15% interest are certain current and former employees, including one who serves as a director of the Company. Under the terms of the limited partnership agreements, the Company may, at its option, and is required, at the option of the limited partner, to purchase the partnership interest of a limited partner who is no longer employed by the Company or any of its subsidiaries. The agreements contain complex provisions regarding the purchase price payable, which may be substantial, to a limited partner upon exercise of such option. As of December 31, 1993, the Company had accrued $807,000 in connection with its obligations in connection with the Incentive Plan. During 1994, the Company made payments of $202,000 in satisfaction of all obligations under the Incentive Plan, and recorded an extraordinary gain of $605,000.

  The settlements discussed above resulted in extraordinary gains of $33,000 in 1995 and $2,374,000 in 1994.

LITIGATION SETTLEMENTS

  During 1995, the Company settled a 1992 lawsuit in connection with the Company's guarantee of performance of a former subsidiary. The lawsuit was settled for a promissory note of $175,000 and a $10,000 initial cash payment. This amount had been accrued by the Company during 1991.

  On April 20, 1994, the Company executed an agreement to settle a 1988 lawsuit against KeepRite, Inc. (KeepRite), Intercity Gas Company (IGC) and Heil-Quaker (collectively, Defendants). In accordance with this agreement, the Defendants agreed to pay the Company $1,300,000 (including $100,000 attributable to claims by Jackson Supply Company, a former subsidiary of the Company). In addition, the Company and the Defendants individually and collectively released all of their respective claims, including the Defendants' claim against the Company which had been recorded by the Company at $318,000. The Company received $892,000 after the payment of the amount attributable to Jackson Supply Company and the payment of outstanding legal fees and other expenses totaling $308,000 (of which $108,000 had been accrued in prior periods). See Note 1 of the Notes to Consolidated Financial Statements of the Company for a discussion of the litigation settlements.

CONTINUED OPERATIONS

  Management believes that the settlements discussed above have improved the Company's financial condition and its ability to pursue and realize investment, development and management opportunities in real estate properties. However, debt totaling $1,859,000 has matured and is currently due and debt totaling $4,064,000 matures in 1996. See Note 5 of the Notes to Consolidated Financial Statements for a discussion of the Company's debt.

  The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover its operating expenses and other cash requirements. The Company may develop real estate if it is able to obtain financing for the acquisition and development of real estate and subsequently sell the developed residential lots and commercial tracts. There is no assurance that the Company could arrange to borrow funds or raise capital from other sources. The Company's financial statements have been prepared in conformity with generally accepted accounting principles assuming that the Company will continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of asset carrying amounts that might be necessary should the Company be unable to continue as a going concern. In the event the Company fails to continue as a going concern, the value of its assets may be substantially less than the value that normally would be realized in the ordinary course of business.

REAL ESTATE OPERATIONS

GENERAL

  The Company's most significant real estate asset consists of a resort development in west Texas known as Lajitas on the Rio Grande. Rental and other revenue from the operation of this facility totaled $2.3 million and $2.1 million for the years ended December 31, 1995 and 1994, respectively. See Item 2, "Description of Property" for more information concerning this investment.

  Since 1990, the Company has emphasized the management of real estate development for others. The Company has entered into contracts for the management, operation and development of residential property, which provide for the various administrative functions. As of December 31, 1995, the Company managed eight residential developments, which provide for total monthly payments of approximately $47,000. Mr. Mischer has effective ownership interests ranging from 50% to 100% in these residential developments. In addition, during 1995, the Company entered into a management agreement which provides for monthly payments of $6,000 with a partnership in which Mr. Walter M. Mischer, Jr. has a 50% ownership interest. Such contracts may be canceled on thirty days notice. See Note 7 of the Notes to Consolidated Financial Statements of the Company for a discussion of management contracts with related parties.

  The Company has developed commercial office buildings and currently has a 6.7%
equity interest in a ten-story building located at 2707 North Loop West.   The
Company also has a cash flow interest in 2727 North Loop West, where its corporate headquarters are located. The Company has management contracts covering these two properties which provide for monthly fees of approximately $10,000. Approximately 85% of the aggregate space in these two buildings is leased.

RESIDENTIAL MANAGEMENT AND DEVELOPMENT

  In connection with its development and management activities, the Company has historically formed ventures with one or more parties to develop residential subdivisions and commercial sites in order to obtain additional financing capacity, spread any risk of loss and, in some instances, obtain rights to land owned by venture partners. These subdivisions, most of which are located in independent school districts within a 25-mile radius of downtown Houston, may include residential lots and commercial sites held for sale to builders and other developers. Acquisitions of multi-acre tracts are generally made on terms which include a cash down payment and the issuance to the selling party or a bank of an interest-bearing promissory note secured by a mortgage on the development acreage.

  Following the purchase of development acreage, a master plan is devised for the proposed subdivision setting forth the residential lots and commercial sites to be developed. The Company contracts for and supervises the construction of all improvements to the development acreage to prepare the lots for sale to homebuilders. Unless the acreage is located within a municipality or an existing utility district, a municipal utility district is formed to supply water, sanitary sewage and storm drainage service to the planned subdivision. The Company bears the full cost of construction of underground utilities in those subdivisions not located in utility districts. The cost of development is partially defrayed in subdivisions located in utility districts, since the utility districts usually finance 70% of the cost of engineering and constructing the water and sanitary lines, storm sewer facilities and other storm drainage, and 100% of the cost of sewage treatment and water plants. The Company will advance the utility district's share of such costs during construction, which advance is later reimbursed by the utility district out of designated proceeds from the sale of an issue of its municipal tax and revenue bonds. Reimbursement is dependent upon each utility district's ability to sell bonds.

  Improved lots are sold to builders in parcels of lots for cash or pursuant to contracts which may provide for an initial down payment on the aggregate lot purchase price. The balance of the purchase price, including interest thereon, must be paid within a specified time period. Before builders can commence construction, the full purchase price of the lots upon which they intend to build must be paid. Upon such payment, the lots are conveyed to the builder. The lot sales contracts are generally option contracts and cannot be specifically enforced by the Company. These lot sales contracts provide for the forfeiture of any down payment in the event the builder does not timely purchase the lots.

  Commercial sites are sold either for cash, cash and nonrecourse promissory notes secured by the property, or contracts of sale providing for a cash down payment and subsequent repayment of the indebtedness over a period of years.

  To finance the development of a subdivision, the Company has historically obtained development loans from banks, which loans are secured by the acreage under development. Although the development acreage is available to satisfy such loans, the loans are usually guaranteed in part by the Company and its joint venture partners. The terms of each development loan are negotiated at the time the loan is extended. The Company can offer no assurance that it will be able to continue to obtain such financing in the future. The debts and obligations of the Company and its joint ventures are discussed more fully in Notes 3 and 5 of the Notes to Consolidated Financial Statements of the Company.

  The Company's equity interests in real estate joint ventures range from 6.7% to 50%. As of December 31, 1995, the real estate joint ventures accounted for on the equity method had total assets of $7.0 million. See Note 3 of the Notes to Consolidated Financial Statements of the Company for a discussion of the Company's investments in joint ventures, and Note 7 for a discussion of lot sales contracts with related parties.

EMPLOYEES

  The Company employed a total of 84 persons on a full-time basis and a total of 4 persons on a part-time basis, as of December 31, 1995.

COMPETITION

  Real estate management and development are highly competitive businesses. The Company competes with a number of other experienced managers and developers in the greater Houston area. Certain of these competitors operate on a nationwide basis and have substantially greater financial resources than the Company. The Company's resort development in west Texas does not have any direct competition due to its location. The only other resort facility in the area offering accommodations and other amenities is the Big Bend National Park.

REGULATION

  The Company's real estate management and development activities are subject to regulation by municipal, county, state and federal governments. Federal regulatory agencies, such as the Veterans Administration and the Federal Housing Administration, provide mortgage guarantees or insurance to lenders only when the mortgaged properties comply with requirements affecting the design criteria of the subdivisions. Most of the Company's subdivisions are designed to comply with the requirements of such federal agencies, although in many instances mortgage funds are supplied by conventional lenders. The Company may be required to participate in filing environmental impact statements or similar documents prior to the commencement of the development of certain subdivisions that are subject to the provisions of the Environmental Protection Act. Subdivision developments within the city of Houston or its extraterritorial jurisdiction are also subject to certain land platting and other standards administered by the City Planning Commission. In addition, the Texas Water Commission must issue a permit approving the discharge of treated sewage effluents and the Harris-Galveston Coastal Subsidence District must issue a water well permit. Compliance with the regulations promulgated by these authorities does not have a materially adverse effect on the operations of the Company.

  The successful development of subdivisions in the greater Houston area is dependent to a significant degree upon the developer's ability to secure the formation of municipal utility districts for its subdivisions. The organization of municipal utility districts is subject to approval by either the Legislature of the State of Texas or the Texas Water Commission. The issuance of bonds by a municipal utility district is subject to the approval of the projects as feasible by the Texas Water Commission and the approval of the bonds as legally issuable by the Attorney General of the State of Texas. Municipal and county governments also regulate certain municipal utility district activities.

  The Company's real estate management and development activities are subject to local building code requirements.

CURRENT BUSINESS CONDITIONS

  Current economic conditions affecting the Company and its financial condition are discussed more fully in Item 6, "Management's Discussion and Analysis or Plan of Operation" and in Note 1 of the Notes to Consolidated Financial Statements of the Company.

ENVIRONMENTAL MATTERS

  The operations of the Company are subject to various federal, state and local laws and regulations relating to the environment. Violation of any of these federal statutes and regulations or orders issued thereunder, as well as any relevant state and local laws and regulations, could result in civil or criminal enforcement actions. In general, the Company's investment in real estate will continue to be affected by federal, state and local environmental laws and regulations. Prior to land acquisition or development, the Company currently has engineers or other qualified experts perform geological fault and environmental site assessments, wetland determinations and review of hazardous and toxic waste site history. Development of some properties may be significantly impacted by wetlands regulations. There is a controversy between the Army Corps of Engineers and the U.S. Fish and Wildlife Department as to the application of certain wetlands regulations. The U.S. Fish and Wildlife

Department's interpretation of these regulations could mean that significant portions of properties that were considered not to contain wetlands, now, in fact, contain significant wetland areas. To qualify for Federal Housing Administration's approved status, all subdivisions are subject to inspection for wetlands by the U.S. Fish and Wildlife Department. In the absence of the Army Corps of Engineers or U.S. Fish and Wildlife Department's inspection of the property, it cannot be accurately predicted as to whether or not any particular property contains wetlands. In addition to other applicable law, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), provides for cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the Environmental Protection Agency (EPA) to take any necessary response actions at such sites, including requiring potentially responsible parties (PRPs) to take or pay for such actions. PRPs are broadly defined under CERCLA and include past and present owners and operators of a site. Courts have interpreted CERCLA to impose strict, joint and several liability upon persons liable for response costs. The Company is not aware of any potentially material environmental liability relating to any property in which the Company has an interest; however, there can be no assurance that no such liability exists, or that future developments will not result in material costs and liabilities being imposed on the Company. It is possible that future environmental requirements may be more stringent than current requirements.

OTHER FACTORS

  The real estate management and development businesses are sensitive to changes in economic conditions, interest rates, availability of mortgage funds for new residential and commercial construction, employment levels and demand for housing in a particular area. Adverse changes in these factors have from time to time resulted in the inability by builders to perform under contracts for the purchase of lots in certain of the Company's subdivisions. Such contracts are usually renegotiated or terminated without penalty except for the forfeiture of the builder's down payment. Scarcity of mortgage funds, high unemployment and decreased housing demand could affect the Company adversely.

  The Company's subdivision management and development activities, as well as its resort in west Texas, are sensitive to weather conditions. Prolonged periods of inclement weather may impact these operations adversely.


FEDERAL TAX LAW CHANGES

  The effects on the Company of the Revenue Reconciliation Act of 1993 and the Tax Reform Act of 1986 are discussed in Note 4 of the Notes to Consolidated Financial Statements of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

  The Company's most significant real estate asset consists of a resort development in west Texas known as Lajitas on the Rio Grande. The Company's net investment in this property was $2.7 million or 66% of total assets as of December 31, 1995. The development consists of approximately 24,000 acres of land located in the southwest portion of Brewster County adjacent to the western border of Big Bend National Park. A substantial portion of the 24,000 acres is pledged to secure borrowings of the Company. The development includes a hotel, condominiums, a restaurant, meeting rooms, various shops and other facilities in 47 separate one and two-story buildings containing a total of approximately 118,000 square feet. The development has ancillary site improvements consisting of a nine-hole golf course, a recreational vehicle park, a swimming pool, tennis courts, a landing strip and two airplane hangars.

  Rental and other revenues from the operation of these facilities totaled $2.3 million and $2.1 million for the years ended December 31, 1995 and 1994, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of the two years ended December 31, 1995 are summarized as follows:

                                             Year Ended December 31,
                                            -------------------------
                                                1995         1994
                                            ------------  -----------
Hotel rooms:
  % Occupancy                                        52%          44%
  Average rate                               $    55.19   $    58.78
  Total revenue                              $  950,000   $  830,000
Condominiums:
  % Occupancy                                        34%          28%
  Average rate                               $   116.21   $    98.13
  Total revenue                              $  312,000   $  227,000

Total rental revenues                        $1,262,000   $1,057,000
Restaurant, bar and golf course revenues        740,000      700,000
Other revenues                                  331,000      348,000
                                             ----------   ----------
Total revenues                               $2,333,000   $2,105,000
                                             ==========   ==========

  The development has a basis for federal income tax reporting of approximately $1.8 million as of December 31, 1995. The improvements are depreciated using the straight-line method with lives which range from twelve to forty years. The realty tax rate for 1995 was $1.84 per $100 assessed value and total taxes were approximately $69,000 for the year ended December 31, 1995. Due to the location of the development and lack of public fire protection, the cost of obtaining insurance is considered prohibitive; consequently, property insurance is not carried by the Company for this development.

  The Company's principal executive offices are located in northwest Houston and are leased on a month to month basis for an aggregate annual rental of approximately $75,000. Of the 20,000 square feet contained on the second floor, the Company has subleased approximately 3,000 square feet from companies affiliated with Mr. Mischer. The Company owns or leases office furniture, furnishings, equipment and vehicles as management deems necessary for its operations. Information concerning encumbrances on the property owned by the Company and subleases from a related party is contained in Notes 3, 5 and 7 of the Notes to Consolidated Financial Statements of the Company.

  See "Real Estate Operations" in Item 1 for information with respect to additional properties owned or managed by the Company.

  The Company has planned no significant additions to its properties during 1996.

ITEM 3.  LEGAL PROCEEDINGS

  The information with respect to legal proceedings is contained in Note 6 of the Notes to Consolidated Financial Statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the over-the-counter market, but is not quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) system. According to National Quotation Bureau, Incorporated, the last reported price of the Company's common stock was $.0625 on June 18, 1993. There were no prices quoted after that date.

  The approximate number of holders of record of the Company's stock as of March 17, 1996 was 518. No dividends have been paid by the Company since its inception and the Company has no plans to pay dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The following is a summary of certain financial information regarding the Company. All amounts are stated in thousands of dollars, except per share amounts. This summary should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto.

                                           Year Ended December 31,
                                          -------------------------
                                             1995          1994
                                          -----------  ------------

Resort revenues                             $  2,333      $  2,105
Real estate revenues, net                      1,431           985
Resort operating expenses                     (2,268)       (2,292)
Other operating expenses                        (966)       (1,031)
Interest expense                                (458)         (468)
Litigation settlement                              -         1,318
                                            --------      --------
Income before extraordinary gain                  72           617
Extraordinary gain on debt settlements            33         2,374
                                            --------      --------
Net income                                  $    105      $  2,991
                                            ========      ========
Income per common share:
  Before extraordinary gain                    $0.02         $0.19
  Net income                                   $0.03         $0.94
Total assets                                $  4,074      $  4,135
Total debt                                  $  6,134      $  6,310
Total stockholders' deficit                 $ (4,854)     $ (4,959)

CURRENT BUSINESS CONDITIONS, CERTAIN EVENTS AND UNCERTAINTIES

  Prior to 1995, the Company had sustained losses from operations for the past several years and anticipates that it will incur a loss from operations for 1996. Such losses depleted the Company's stockholders' equity in 1989. Cash flow from operations has not been sufficient to meet liquidity needs during the past several years and the Company anticipates negative cash flow from operations during 1996. The Company's operations are concentrated in Texas, which from 1986 to 1988 was adversely affected by the downturn in the energy and real estate markets. Reduced revenues during this period resulted in a deterioration of the Company's financial condition and its ability to meet its obligations. As a result, the Company entered into a series of transactions to significantly reduce its debt obligations through the transfer of a significant amount of the Company's assets to its lenders and creditors since 1989.

LIABILITY SETTLEMENTS

  During 1992, the Company restructured the debt of one of its partnerships. In connection with this restructure, the Company issued a $300,000 principal amount note payable to the other joint venture partner. This note was secured by the Company's 20% equity interest in the venture and was due September 1995. Due to the Company's financial condition, it was unable to retire this note at maturity. During December 1995, the partnership through which the Company held its 20% interest in the joint venture admitted a new limited partner (Walter M. Mischer, Trustee) in exchange for a capital contribution of $306,000. These funds were used to repay the note and accrued interest. In exchange for the capital contribution, the new limited partner will receive (i) the first $306,000 of any future cash flow, (ii) interest on the $306,000 at 10% compounded annually, and (iii) 66 2/3% of any remaining cash flow. As a result of this transaction, the Company's effective ownership in this partnership was reduced to 6.7%.

  During 1995, a joint venture note payable with an outstanding principal balance of $5.2 million was due and payable. The joint venture in which the Company had a 19.4% ownership interest was unable to repay this note at its maturity. During January 1996, the venture obtained a new loan from a bank in the original principal amount of $3.0 million. The proceeds of this new loan were used to settle the $5.2 million loan plus accrued interest in full. As a condition of the new loan the bank required a ten year lease on the entire building to be executed by the partners in the ratio of their ownership interests. However, due to the financial condition of the Company, the bank would not accept the Company's lease. In addition, the building is in need of approximately $400,000 in repairs. The Company would have been required to make an $80,000 capital contribution to fund these repairs. The Company also owed the venture approximately $70,000 in past due rent for periods prior to 1992. This amount was forgiven in January 1996. As a result, during January 1996, the Company sold its partnership interest to Hallmark Residential Group, Inc. (Hallmark), a company controlled by Mr. Mischer. In exchange, Hallmark assumed the Company's obligations in connection with this joint venture and entered into the ten year lease. In connection with this sale, the Company retained a 25% cash flow interest in Hallmark's 20% ownership interest.

  In addition, during 1994, the Company reached an agreement with one of its lenders to settle a promissory note that matured September 30, 1993 for a cash payment of $114,000. This note had been issued by the Company as part of the 1990 debt settlement and had a balance of $892,000 including accrued and unpaid interest.

  The Company's other debt consists of unsecured notes payable which were due September 30, 1993. These notes are payable to trade creditors of a subsidiary of the Company that ceased operations during 1989. The Company has made offers to these creditors to settle existing claims at less than the amounts due. As of December 31, 1994, the Company had made payments of $78,000 in settlement of $313,000 in principal amount of these trade creditor notes. During 1995, the Company made payments of $7,000 in settlement of $29,000 in principal amount of the trade creditor notes plus accrued interest. As of December 31, 1995, $732,000 in trade creditor notes and related accrued interest remain in default.

  During 1994, the Company reached agreements with several of its creditors to settle outstanding liabilities for less than the amount due. These settlements included the payment of $258,000 in settlement of a promissory note which had an outstanding principal balance of $1,148,000. This promissory note had been issued by the Company in connection with the 1992 restructure of a partnership in which the Company owns a minority interest.

  The Company had an incentive plan for certain key employees (Incentive Plan). To implement the Incentive Plan, the Company formed limited partnerships to purchase, hold, develop and dispose of improved and unimproved real estate as authorized by the Compensation Committee of the Board of Directors. The Company is the general partner of such limited partnerships, holding an 85% interest. The limited partners holding the remaining 15% interest are certain current and former employees, including one who serves as a director of the Company. Under the terms of the limited partnership agreements, the Company may, at its option, and is required, at the option of the limited partner, to purchase the partnership interest of a limited partner who is no longer employed by the Company or any of its subsidiaries. The agreements contain complex provisions regarding the purchase price payable, which may be substantial, to a limited partner upon exercise of such option. As of December 31, 1993, the Company had accrued $807,000 in connection with its obligations in connection with the Incentive Plan. During 1994, the Company made payments of $202,000 in satisfaction of all obligations under the Incentive Plan, and recorded an extraordinary gain of $605,000.

  The settlements discussed above resulted in extraordinary gains of $33,000 in 1995 and $2,374,000 in 1994.

LITIGATION SETTLEMENTS

  During 1995, the Company settled a 1992 lawsuit in connection with the Company's guarantee of performance of a former subsidiary. The lawsuit was settled for a promissory note of $175,000 and a $10,000 initial cash payment. This amount had been accrued by the Company during 1991.

  On April 20, 1994, the Company executed an agreement to settle a 1988 lawsuit against KeepRite, Inc. (KeepRite), Intercity Gas Company (IGC) and Heil-Quaker (collectively, Defendants). In accordance with this agreement, the Defendants agreed to pay the Company $1,300,000 (including $100,000 attributable to claims by Jackson Supply Company, a former subsidiary of the Company). In addition, the Company and the Defendants individually and collectively released all of their respective claims, including the Defendants' claim against the Company which had been recorded by the Company at $318,000. The Company received $892,000 after the payment of the amount attributable to Jackson Supply Company and the payment of outstanding legal fees and other expenses totaling $308,000 (of which $108,000 had been accrued in prior periods). See Note 1 of the Notes to Consolidated Financial Statements of the Company for a discussion of the litigation settlements.

CONTINUED OPERATIONS

  As more fully described in Note 5 of the Notes to Consolidated Financial Statements, the Company continues to be delinquent on certain debt with an outstanding principal balance of approximately $1.9 million and debt with aggregate outstanding balances of approximately $4.1 million will mature during 1996. The Company has also guaranteed certain debt of one of its former subsidiaries which had an outstanding balance of $1.6 million at December 31, 1995. The Company must settle or restructure existing debt and generate positive cash flow to cover operating expenses and other cash requirements to continue as a going concern and to realize the carrying amount of its assets. Management is currently reviewing possible options to settle or restructure existing debt. These options include, but are not limited to, continued efforts to procure management and consulting contracts for a fee, increase revenues of its resort development and reduce its operating expenses (including interest expense), continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or possible liquidation of the Company. The Company may develop real estate if it is able to obtain financing for the acquisition and development of real estate and subsequently sell the developed residential lots and commercial tracts. There can be no assurance that the Company could arrange to borrow funds from other sources. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

  Income before extraordinary gains was $72,000 in 1995 compared with income before extraordinary gains of $617,000 in 1994. Included in income before extraordinary gain for 1994 is income of $1,318,000 from the settlement of litigation that the Company had been involved in for several years. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of this litigation. In addition, the Company recorded extraordinary gains on debt settlements of $33,000 during 1995 and $2,374,000 during 1994. Net income was $105,000 or $.03 per share for 1995 compared to net income of $2,991,000 or $.94 per share for 1994.

  Rentals and other income from the Company's resort in west Texas were $2.3 million and $2.1 million for the years ended December 31, 1995 and 1994, respectively. See Item 2, "Description of Property" included herein for a discussion of the Company's resort development.

  Real estate revenues, net increased to $1,431,000 in 1995 from $985,000 in 1994. This increase was primarily due to the receipt of $225,000 in connection with its ownership of a net profits interest in a Houston subdivision. The net profits interest was retained by the Company as part of a 1990 debt restructure and during 1995 the conditions on the profits interest were satisfied. In addition, the Company received a construction supervision fee of $239,000 in connection with a lease of a portion of the building in which the Company had a joint venture ownership interest. During 1995, the Company sold all of its shares of the stock of Space Industries, Inc. for a gain of $143,000. All of these transactions represented 100% of the revenues to be earned from these sources and are considered nonrecurring items of income. These amounts are included in interest and other income shown below.

  Real estate revenues, net include the following amounts:


(Thousands of Dollars)              Year Ended December 31 ,
---------------------              -------------------------
                                       1995         1994
                                   ------------  -----------

Equity in income of real
  estate joint ventures                  $   21       $ 143
Management fees                             777         753
Interest and other income                   633          89
Sales of real estate                       ----          23
Cost of real estate sales                  ----         (23)
-----------------------------------------------------------
Total real estate revenues, net          $1,431       $ 985
===========================================================

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow from operations has not been sufficient to meet the Company's obligations for the past several years and management anticipates that cash flow from operations will not be sufficient to meet its liquidity needs in 1996. During 1995, the Company received approximately $474,000 from the sale of investments and the proceeds of a net profits interest as previously discussed. These funds represented 100% of the Company's interests in the assets and as such are nonrecurring sources of cash. During 1994, the Company received $892,000 from the settlement of certain litigation. The financial condition of the Company indicates that, unless operating results and cash flow improve, the Company will be required to borrow funds or to continue to sell assets. There can be no assurance that the Company could arrange to borrow funds from other sources or to sell sufficient assets to meet its cash needs or restructure its existing debt.

  As of December 31, 1995, the Company was delinquent on notes payable and other long-term debt of approximately $1,859,000 and interest payments of $760,000.
At present, the Company has received notice from two of its lenders that notes with aggregate outstanding principal balances of $345,000 are in default and that the indebtedness will be accelerated. The Company is currently negotiating settlement of these debts. During 1996, approximately $4.1 million of principal payments on real estate notes, mortgages payable and other long-term debt will be due. In addition, as of December 31, 1995, the Company had recorded accounts payable and accrued expenses of $2.5 million. Management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or possible liquidation of the Company. The Company's debts and obligations are discussed in Notes 1, 3, 5, 6, and 7 of Notes to Consolidated Financial Statements of the Company.

  With the exception of the improvements and a portion of the land located at the Company's resort development in west Texas, substantially all of the Company's real estate assets are pledged to secure debt. Management believes that in a stable market the values of the properties would exceed the balances of the loans which they secure. If the Company were to sell or dispose of its real estate assets as a result of the maturity or acceleration of the underlying debt or for reasons other than those arising in the normal course of business, it is anticipated that sales prices would be significantly less than the current carrying amount of the assets and such sales or dispositions would not generate sufficient funds to retire the related debt.

  In assessing the Company's liquidity, the impact of the Revenue Reconciliation Act of 1993 has been considered. Although the impact of the tax law changes is difficult to determine, the Company does not expect these changes to significantly affect its cash flow in the foreseeable future because of its net operating loss carryforward. The Company's federal income taxes are disclosed in Note 4 of the Notes to Consolidated Financial Statements of the Company.

  The impact of inflation on the Company over the past several years has been minimal.

  No major additions to property, plant and equipment are anticipated.

ITEM 7.  FINANCIAL STATEMENTS

  The financial statement data required pursuant to this item are included herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

  The information required by Item 9 is contained in the Company's proxy statement to be used in connection with its 1996 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Directors," which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

  The information required by Item 10 is contained in the Company's proxy statement to be used in connection with its 1996 annual meeting of stockholders under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 11 is contained in the Company's proxy statement to be used in connection with its 1996 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Directors," which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 12 is contained in the Company's proxy statement to be used in connection with its 1996 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Directors," which information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (A) Exhibits Required by Item 601 of Regulation S-B

                                                     *Filed Herein or
                                                      Incorporated by Reference
                                                      from Exhibit
                                                     --------------------------
       (3)     (a)  Certificate of Incorporation as  3(a) 1981 Form 10-K
                    Amended through June 6, 1989
               (b)  Articles of Amendment to         3(b) 1989 Form 10-K
                    Certificate of Incorporation
                    dated June 7, 1989
               (c)  Articles of Amendment to         3(c) 1993 Form 10-KSB
                    Certificate of Incorporation
                    dated May 21, 1993
               (d)  Bylaws as Amended through        3(b) June 30, 1989
                    date hereof                      Form 10-Q

       (21)    Subsidiaries of the Registrant        Exhibit 21

       (27)    Financial Data Schedule               Exhibit 27

        (2)    Financial Statements -

               Report of Independent Public Accountants

               Consolidated Balance Sheet -
                December 31, 1995

               Consolidated Statements of Income for
                each of the Two Years Ended
                December 31, 1995 and 1994

               Consolidated Statements of Changes in Stock-
                holders' Deficit for each of the Two Years
                Ended December 31, 1995 and 1994

               Consolidated Statements of Cash Flows for
                 each of the Two Years Ended
                 December 31, 1995 and 1994

               Notes to Consolidated Financial Statements

  (B)  Reports on Form 8-K

       The Company filed no reports on Form 8-K during the quarter ended December 31, 1995.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Southern Investors Service Company, Inc.:

We have audited the accompanying consolidated balance sheet of Southern Investors Service Company, Inc. (a Delaware Corporation), and subsidiaries (the Company) as of December 31, 1995, and the related consolidated statements of income, changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Investors Service Company, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The Company's cash flow from operations has not been adequate to meet the Company's obligations for the past several years. Management projects negative cash flow from operations for 1996 and the company has a deficit in stockholders' equity. As described in Note 5 to the Consolidated Financial Statements, even though the Company has restructured certain indebtedness in the last several years, it continues to be delinquent on a significant amount of debt and debt with an aggregate outstanding balance of approximately $4.1 million matures in 1996. As discussed in Note 6 to the Consolidated Financial Statements, the Company is involved in litigation and other contingencies, the outcome of which are uncertain at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern and to realize the carrying amount of its assets. Management is currently reviewing options in regard to these matters as described in Note 1 to the Consolidated Financial Statements. There can be no assurance that actual events will occur in accordance with the assumptions considered in the options management is currently reviewing. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and the consolidated financial statements do not include any adjustments, which could be significant, that might result from the outcome of the uncertainties described above.


                                                Arthur Andersen LLP
Houston, Texas
March 15, 1996

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1995
                            (Thousands of Dollars)


ASSETS
------
REAL ESTATE ASSETS:
 Resort development, net                                        $2,669
 Real estate held for resale or development                        325
 Equity in real estate joint ventures, net                         201
                                                                ------
  Total real estate assets                                       3,195

CASH                                                               317
ACCOUNTS RECEIVABLE                                                197
OTHER ASSETS                                                       365
                                                                ------
  Total assets                                                  $4,074
                                                                ======

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
  Notes payable                                               $  5,402
  Other debt                                                       732
  Accounts payable and accrued expenses                          2,467
  Other liabilities                                                327
                                                              --------
       Total liabilities                                         8,928
                                                              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
       shares authorized, none issued                               --
  Common stock, $1 par, 10,000,000 shares authorized,
       3,281,331 shares issued                                   3,281
  Additional paid-in capital                                     3,031
  Retained deficit                                             (11,040)
  Less treasury stock, 112,402 shares, at cost                    (126)
                                                              --------
       Total stockholders' deficit                              (4,854)
                                                              --------
       Total liabilities and stockholders' deficit            $  4,074
                                                              ========

      The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Thousands of Dollars,
                           Except Per Share Amounts)



                                                               Year ended December 31,
                                                               -----------------------
                                                                   1995         1994
                                                               ----------   ----------
RESORT REVENUES                                                $    2,333   $    2,105
REAL ESTATE REVENUES, NET                                           1,431          985
                                                               ----------   ----------
                                                                    3,764        3,090
                                                               ----------   ----------
RESORT OPERATING EXPENSES                                           2,268        2,292
OTHER OPERATING EXPENSES                                              966        1,031
                                                               ----------   ----------
                                                                    3,234        3,323
                                                               ----------   ----------
INCOME (LOSS) FROM OPERATIONS                                         530         (233)
INTEREST EXPENSE                                                     (458)        (468)
LITIGATION SETTLEMENT                                                 ---        1,318
                                                               ----------   ----------
INCOME BEFORE INCOME TAXES  AND
 EXTRAORDINARY GAIN                                                    72          617
INCOME TAXES (Net of tax operating loss
 carryforward realization of $24 and $210)                            ---          ---
                                                               ----------   ----------
INCOME BEFORE EXTRAORDINARY GAIN                                       72          617

EXTRAORDINARY GAIN ON DEBT SETTLEMENTS
 (Net of tax provision and operating loss carryforward
 realization of $11 and $807)                                          33        2,374
                                                               ----------   ----------
NET INCOME                                                     $      105   $    2,991
                                                               ==========   ==========
INCOME PER COMMON SHARE:
 Income before extraordinary gain                                   $0.02        $0.19
                                                               ==========   ==========
 Net Income                                                         $0.03        $0.94
                                                               ==========   ==========
AVERAGE NUMBER OF SHARES OUTSTANDING                            3,168,929    3,168,929
                                                               ==========   ==========

        The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                            (Thousands of Dollars)

                                Common Stock
                              -----------------  Additional
                                                  Paid-In    Retained   Treasury
                               Shares    Amount   Capital     Deficit     Stock
                              ---------  ------  ----------  ---------  ---------

BALANCE, December 31, 1993    3,281,331  $3,281      $3,031  ($14,136)     ($126)
  Net income                         --      --          --     2,991         --
                              ---------  ------      ------  --------      -----

BALANCE, December 31, 1994    3,281,331   3,281       3,031   (11,145)      (126)
  Net income                         --      --          --       105         --
                              ---------  ------      ------  --------      -----

BALANCE, December 31, 1995    3,281,331  $3,281      $3,031  ($11,040)     ($126)
                              =========  ======      ======  ========      =====


        The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)

                                                                  Year Ended December 31,
                                                                 -------------------------
                                                                    1995          1994
                                                                 -----------  ------------
Cash flows from operating activities:
  Net income                                                          $ 105       $ 2,991
  Adjustments to reconcile net income
      to net cash provided by operating activities:
    Extraordinary gain on debt settlements                              (33)       (2,374)
    Equity in undistributed income of real estate
       joint ventures                                                   (21)         (143)
    Distribution from real estate joint ventures, net                    36           ---
    Gain from sale of assets                                           (143)          ---
    Cost of real estate sales, net of deferred gross profit             ---            23
    Depreciation and amortization                                       234           255
  Change in assets and liabilities:
    Investments in real estate                                          ---          (123)
    Increase in accounts receivable and other
     assets                                                            (365)          (39)
    Increase (decrease) in accounts payable, accrued expenses
     and other                                                          207          (171)
                                                                      -----       -------
             Net cash from operating activities                          20           419

Cash flows from investing activities:
    Proceeds from sale of stock                                         250           ---
                                                                      -----       -------

Cash flows from financing activities:
    Payments on notes payable and other debt                            (46)         (575)
                                                                      -----       -------

Net increase (decrease) in cash                                         224          (156)
Beginning cash                                                           93           249
                                                                      -----       -------
Ending cash                                                           $ 317       $    93
                                                                      =====       =======


       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  CURRENT BUSINESS CONDITIONS

  Southern Investors Service Company, Inc. and its subsidiaries' (Company) operations are concentrated in Texas, which from 1986 to 1988 was adversely affected by the downturn in the energy and real estate markets. During 1990, the Company reached an agreement with certain of its creditors to resolve defaults under various loans and to settle the outstanding debt and remaining deficiencies. The settlement provided for the conveyance to the creditors of title to certain collateral securing the loans and the assignment of distribution rights of certain real estate projects. Total debt satisfied was $85.4 million for the conveyance and assignments of a significant portion of the Company's assets. As a result, the Company's cash flow from operations has not been sufficient to meet the Company's obligations for the past several years. The Company has sustained net operating losses prior to 1995 and anticipates that it will incur a net operating loss for 1996. Such losses depleted the Company's stockholders' equity in 1989. The 1995 income from operations was due primarily to nonrecurring sales of assets and restructure of partnership interests in equity joint ventures. The Company's ability to continue as a going concern is dependent upon its ability to settle or restructure existing debt and generate positive cash flow to cover operating expenses and other cash requirements.

  Management believes that the debt settlements discussed below have improved the Company's financial condition and its ability to pursue and realize investment, development and management opportunities in real estate properties. However, debt totaling $1,859,000 has matured and is currently due and debt totaling $4,064,000 matures in 1996. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or possible liquidation of the Company. The Company may develop real estate if it is able to obtain financing for the acquisition and development of real estate and subsequently sell the developed residential lots and commercial tracts. There is no assurance that the Company could arrange to borrow funds or raise capital from other sources. While management believes that its assumptions are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

LIABILITY SETTLEMENTS

  During 1992, the Company restructured the debt of one of its partnerships. In connection with this restructure, the Company issued a $300,000 principal amount note payable to the other joint venture partner. This note was secured by the Company's 20% equity interest in the venture and was due September 1995. Due to the Company's financial condition, it was unable to retire this note at maturity. During December 1995, the partnership through which the Company held its 20% interest in the joint venture admitted a new class of limited partner (Walter M. Mischer, Trustee) in exchange for a capital contribution of $306,000. These funds were used to repay the note and accrued interest. In exchange for the capital contribution, the new limited partner will receive (i) the first $306,000 of any future cash flow, (ii) interest on the $306,000 at 10% compounded annually, and (iii) 66 2/3% of any remaining cash flow. As a result of this transaction, the Company's effective ownership in this partnership was reduced to 6.7%.

  During 1995, a joint venture note payable with an outstanding principal balance of $5.2 million was due and payable. The joint venture in which the Company had a 19.4% ownership interest was unable to repay this note at its maturity. During January 1996, the venture obtained a new loan from a bank in the original principal amount of $3.0 million. The proceeds of this new loan were used to settle the $5.2 million loan plus accrued interest in full. As a condition of the new loan, the bank required a ten year lease on the entire building to be executed by the partners in the ratio of their ownership interests. However, due to the financial condition of the Company, the bank would not accept the Company's lease. In addition, the building is in need of approximately $400,000 in repairs. The Company would have been required to make an $80,000 capital contribution to fund these repairs. The Company also owed the venture approximately $70,000 in past due rent for periods prior to 1992. This amount was forgiven in January 1996. As a result, the Company sold its partnership interest to Hallmark Residential Group, Inc. (Hallmark), a company controlled by Mr. Mischer. In exchange, Hallmark assumed the Company's obligations in connection with this joint venture and entered into the ten year lease. In connection with this sale, the Company retained a 25% cash flow interest in Hallmark's 20% ownership interest.

  The Company's other debt consists of unsecured notes payable which were due September 30, 1993. These notes are payable to trade creditors of a subsidiary of the Company that ceased operations during 1989. The Company has made offers to these creditors to settle existing claims at less than the amounts due. As of December 31, 1994, the Company had made payments of $78,000 in settlement of $313,000 in principal amount of these trade creditor notes. During 1995, the Company made payments of $7,000 in settlement of $29,000 in principal amount of these trade creditor notes plus accrued interest. As of December 31, 1995, $732,000 in trade creditor notes and related accrued interest remain in default.

  During 1994, the Company reached agreements with several of its creditors to settle outstanding liabilities for less than the amount due. These settlements included the payment of $258,000 in settlement of a promissory note which had an outstanding principal balance of $1,148,000. This promissory note had been issued by the Company in connection with the 1992 restructure of a partnership in which the Company owns a minority interest.

  In addition, during 1994, the Company reached an agreement with one of its lenders to settle a promissory note that matured September 30, 1993 for a cash payment of $114,000. This note had been issued by the Company as part of the 1990 debt settlement and had a balance of $892,000 including accrued and unpaid interest.

  The Company had an incentive plan for certain key employees (Incentive Plan). To implement the Incentive Plan, the Company formed limited partnerships to purchase, hold, develop and dispose of improved and unimproved real estate as authorized by the Compensation Committee of the Board of Directors. The Company is the general partner of such limited partnerships, holding an 85% interest. The limited partners holding the remaining 15% interest are certain current and former employees, including one who serves as a director of the Company. Under the terms of the limited partnership agreements, the Company may, at its option, and is required, at the option of the limited partner, to purchase the partnership interest of a limited partner who is no longer employed by the Company or any of its subsidiaries. The agreements contain complex provisions regarding the purchase price payable, which may be substantial, to a limited partner upon exercise of such option. As of December 31, 1993, the Company had accrued $807,000 in connection with its obligations in connection with the Incentive Plan. During 1994, the Company made payments of $202,000 in satisfaction of all obligations under the Incentive Plan, and recorded an extraordinary gain of $605,000.

  The settlements discussed above resulted in extraordinary gains of $33,000 in 1995 and $2,374,000 in 1994.

LITIGATION SETTLEMENTS

  During 1995, the Company settled a 1992 lawsuit in connection with the Company's guarantee of performance of a former subsidiary. The lawsuit was settled for a promissory note of $175,000 and a $10,000 initial cash payment. This amount had been accrued by the Company during 1991.

  On April 20, 1994, the Company executed an agreement to settle a 1988 lawsuit against KeepRite, Inc. (KeepRite), Intercity Gas Company (IGC) and Heil-Quaker (collectively, Defendants). In accordance with this agreement, the Defendants agreed to pay the Company $1,300,000 (including $100,000 attributable to claims by Jackson Supply Company, a former subsidiary of the Company). In addition, the Company and the Defendants individually and collectively released all of their respective claims, including the Defendants' claim against the Company which had been recorded by the Company at $318,000. The Company received $892,000 after the payment of the amount attributable to Jackson Supply Company and the payment of outstanding legal fees and other expenses totaling $308,000 (of which $108,000 had been accrued in prior periods). The Company recorded a gain of $1,318,000 in connection with this settlement during 1994.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and joint ventures. Income and expenses are recorded on the accrual basis of accounting, and all significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  The Company records its investment in real estate joint ventures in which its ownership equals or exceeds 20% but is 50% or less and which the Company does not control on the equity method. Those ventures in which the Company's ownership is less than 20% are carried at cost unless the Company exercises significant influence. The Company recorded its investment in joint ventures in which it has assigned its rights to cash distributions at zero and has not recorded earnings or losses of these ventures. As of December 31, 1995, the ventures in which the Company has assigned its rights to cash distributions had total assets of $0.1 million.

  Income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NEW ACCOUNTING STANDARD REGARDING IMPAIRMENT

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes the recognition and measurement standards related to the impairment of long-lived assets. The Company adopted this standard during 1995. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of cash, accounts receivable and other assets approximate fair value due to relatively short maturities. It was not practicable to estimate the fair value of debt and related accrued interest as significant amounts of debt have matured or will mature during 1996. The Company is in process of negotiating with lenders to settle debt for cash payments or transfer of other assets at substantially less than amounts due.

REAL ESTATE OPERATIONS

  Profits from sales of real estate are recognized only upon delivery of a deed, transfer of all attributes of ownership, receipt from the purchaser of an adequate cash down payment, and the absence of obligations to perform significant activities after the sale. If the required cash down payments have not been received, sales and related costs are recorded but the gross profits are deferred and recognized on the installment method of accounting until sufficient cash payments have been received. Deferred gross profit of $327,000 as of December 31, 1995 is included in other liabilities in the accompanying Consolidated Balance Sheet.

  Residential lots and real estate held for resale or development are stated at the lower of cost or estimated net realizable value. If the Company estimates that the cost upon completion will exceed the net realizable value, the Company provides a reserve for such excess costs. Cost includes the land acquisition cost, general improvements and interest, property taxes and other carrying costs capitalized during development. Interest is capitalized on the average amount of accumulated expenditures for property being developed using an effective rate based on related debt. Interest and property tax capitalization continues until the assets are ready for sale or until development of the property is suspended. Costs are allocated to tracts based upon the relative sales value of the tracts.

  The majority of the Company's real estate remaining after the debt settlements discussed above is located in Texas which, as discussed in Note 1, has been adversely affected by economic conditions generally related to the downturn in the energy business and the slow recovery from a national recession. Accounting practice does not require such assets to be recorded at fair market value, which may be lower than the estimated net realizable value. Management will continue to monitor and consider the impact of changes in economic conditions to determine the effect on the net realizable value. The effect of any significant changes will be reported in income in the period such effect can be reasonably estimated. If the Company were to sell or dispose of its real estate assets as a result of the maturity or acceleration of the underlying debt or because the Company is not able to continue as a going concern, it is anticipated that sales or dispositions would not generate sufficient funds to retire the related debt and would be significantly less than the current carrying amount of assets.

  DEPRECIATION

  Resort development properties are depreciated on the straight-line basis over their estimated useful lives net of estimated salvage value. At December 31, 1995, accumulated depreciation totaled approximately $3,934,000.

  Upon sale or retirement of depreciable assets, the cost and the related accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income. The costs of ordinary maintenance and repairs are expensed, whereas renewals and major replacements are capitalized and expensed to future operations through depreciation charges.

  INCOME PER COMMON SHARE

  Income per common share is computed by dividing income by the weighted average number of shares outstanding giving effect to treasury stock.

  PREFERRED STOCK

  The Company has authorized 1 million shares of $1.00 par value preferred stock. No such stock has been issued. The preferred stock may be issued in one or more series, with the shares in each such series having such voting powers and such designations, preferences and relative participating, optional redemption, conversion, exchange and other special rights and restrictions as may be fixed by a resolution of the Company's Board of Directors.

(3)  REAL ESTATE OPERATIONS

     Real estate revenues, net include the following amounts:

(Thousands of Dollars)                            Year Ended December 31,
-------------------------------------------------------------------------
                                                    1995           1994
-------------------------------------------------------------------------
Sales of real estate                                $   --          $ 23
Cost of real estate sales                               --           (23)
Equity in income of real estate joint ventures          21           143
Management fees                                        777           753
Interest and other income                              633            89
------------------------------------------------------------------------
Total real estate revenues, net                     $1,431          $985
========================================================================

  The combined condensed balance sheet and statements of income of the real estate joint ventures accounted for on the equity method in which the Company has not assigned its rights to cash distributions are set forth below:


Balance Sheet                                      December 31,
----------------------------------------------------------------
(Thousands of Dollars)                                1995
----------------------------------------------------------------
ASSETS:
Cash                                                 $   62
Receivables                                             117
Developed residential lots                              707
Real estate held for resale or development            1,656
Income producing properties, net                      4,153
Other assets                                            306
-----------------------------------------------------------
                                                     $7,001
===========================================================

LIABILITIES & VENTURERS' EQUITY:
Accounts payable and accrued liabilities             $  436
Notes payable                                         5,381
Venturers' equity:
 Company and its subsidiaries                          (154)
 Other ventures                                       1,338
-----------------------------------------------------------
                                                     $7,001
===========================================================


Statements of Income                             Year Ended December 31,
------------------------------------------------------------------------
(Thousands of Dollars)                                 1995      1994
------------------------------------------------------------------------
REVENUES:
 Sales of real estate                                $1,286    $1,706
 Cost of sales                                          855       866
------------------------------------------------------------------------
                                                        431       840
 Rental and other income                              3,828     3,831
------------------------------------------------------------------------
                                                      4,259     4,671
EXPENSES:
 Operating expenses                                   3,287     3,014
 Interest expense                                       662       533
------------------------------------------------------------------------

Net income                                           $  310    $1,124
========================================================================
Equity of the Company and its subsidiaries
 in income                                           $   21    $  143
========================================================================

  On March 27, 1990, the Company restructured and settled certain debt of the real estate joint ventures. The Company's real estate revenues and operations were affected by the conveyance of a significant amount of its real estate assets and the assignment of its distribution rights in certain real estate projects to the lenders. The Company recorded its investment in joint ventures in which it has assigned its rights to cash distributions at zero and has not recorded earnings or losses of these ventures. As of December 31, 1995, the ventures in which the Company has assigned its rights to cash distributions had total assets of $100,000. As of December 31, 1995, $356,000 had been received by the Company in connection with this assignment and is included in other assets and accounts payable and accrued expenses in the accompanying Consolidated Balance Sheet. The Company had a 20% equity interest in a joint venture that owned a 10 story office building. During December 1995, the Company's ownership was reduced to 6.7%. Accordingly, as of December 31, 1995, the investment is accounted for on the cost method. The Company's investment in this joint venture is $355,000.

  No federal income tax provision is included in the combined condensed statements of income for the joint ventures since each venturer will report in its tax return its share of each joint venture's income.

(4)  FEDERAL INCOME TAXES

  The estimated tax effect of temporary differences and tax attributes representing deferred tax liabilities and assets is summarized as follows:


                                           December 31,
(Thousands of Dollars)                         1995
------------------------------------------  ----------
Tax benefits due to:
  Tax loss carryforwards                     $ 10,007
  Accrued expenses and other liabilities          156
  Other                                            79
                                             --------
  Gross deferred tax asset                     10,242
Deferred tax liability due to:
  Accelerated depreciation                        (46)
  Basis difference in real estate assets         (940)
                                             --------
  Net deferred tax asset                        9,256
  Less-Valuation allowance                     (9,256)
                                             --------
                                             $     --
                                             ========

  The Company estimates that as of December 31, 1995, its loss carryforward for federal income tax reporting purposes, after giving consideration to the tax effect of the debt settlements as discussed in Note 1, is approximately $29.4 million, of which approximately $7.5 million is capital loss carryforward. The capital loss carryforward will begin to expire in 1997 and the operating loss carryforward will begin to expire in 2002. The tax benefit of the operating loss carryforward has been recognized as a reduction of the deferred taxes provided on temporary differences which are expected to reverse during the carryforward period. The valuation allowance as of December 31, 1994 totaled $7,505,000. The increase in the valuation allowance was due to adjustments of the loss carryforwards during 1995.

  No taxes were paid during 1995. During 1994, the Company paid 1993 alternative minimum taxes of $13,500.

  In October 1986, the Tax Reform Act of 1986 (the Act) was passed. The Act substantially changed the rules regarding the availability of a corporation's operating loss carryforward following a significant change of ownership. Under most circumstances, the limitations on the use of the operating loss carryforward are imposed if the equity ownership of a corporation's 5% stockholders increases by more than 50% over the lowest percentage of equity ownership of such stockholders during the three year period prior to the date of the ownership change. No change of ownership had occurred through December 31, 1995. The Revenue Reconciliation Act of 1993 did not have a material impact on the Company's financial position or results of operation.

(5)  NOTES PAYABLE AND OTHER DEBT

  NOTES PAYABLE

The Company's notes payable are summarized as follows:

                                                     December 31,
(Thousands of Dollars)                                   1995
----------------------------------------------------------------
    Matured notes, partially secured by real
      estate, bearing interest at rates ranging
      from 6% to 10%                                       $1,127

    Notes issued to various debenture holders,
      due in 1996, bearing interest at 6%                   3,440

    Note payable to Walter M. Mischer secured by
      real estate, due during 1996, and bearing
      interest at the prime rate plus 1%                      338

    Note payable issued in partial settlement of
      insurance premium claims secured by real
      estate, due in 1996, bearing interest at 9%             286

    Other                                                     211
                                                           ------
                                                           $5,402
                                                           ======

  As of December 31, 1995, the Company was delinquent on principal and interest payments of $1,859,000 and $760,000, respectively, on its notes payable. At present, the Company has received notice from two of its lenders that notes with total outstanding principal balances of $345,000 are in default and that the indebtedness will be accelerated. The Company is currently negotiating settlement of these debts.

  During 1993 the Company restructured debentures with an aggregate principal balance of $2,331,000, debenture loans advanced by certain debenture holders with aggregate principal balances of $639,000 and accrued and unpaid interest with respect to these Debentures and debenture loans of approximately $470,000 in exchange for unsecured promissory notes of the Company. These notes with an aggregate principal balance of $3,440,000 bear interest at 6% compounded annually and are due October 2, 1996.

  OTHER DEBT

  At December 31, 1995, other debt of $732,000 consists of unsecured notes payable and related accrued interest payable to trade creditors of a subsidiary of the Company that ceased operations during 1989, which were due September 30, 1993. See Note 1 for a discussion of the settlement of certain of these notes.

  With the exception of the improvements and a portion of the land located at the Company's resort in west Texas, substantially all of the Company's real estate assets are pledged as collateral. Minimum annual principal payments on total notes, mortgages payable and other debt during the years 1996 and 1998 are $4,064,000, and $36,000, respectively, not including the delinquent principal amounts discussed above. Additional amounts may become due to obtain the release of real estate which is sold.

  To date, the Company has not received any notices of default or acceleration from any of its lenders other than the notices discussed above.

  Interest paid on the consolidated indebtedness during the years ended December 31, 1995 and 1994 was $28,000 and $53,000, respectively.

(6)  COMMITMENTS AND CONTINGENCIES

  The Company has guaranteed a revolving line of credit of a former subsidiary. This loan has an outstanding balance of $1.6 million at December 31, 1995.

  Due to the location of the Company's investment in the west Texas resort development and lack of public fire protection, the cost of obtaining insurance is considered prohibitive; consequently, property insurance is not carried by the Company for this development.

  The Company has a month to month lease with Hallmark which provides for aggregate annual payments of approximately $75,000.

  A suit was filed May 17, 1993, against the Company and thirteen others in the 165th District Court of Harris County, Texas by Angela and Daniel Thibodeaux, et al, seeking unspecified damages for injuries that allegedly occurred during 1991, as the result of a fall by Angela Thibodeaux and her son at the Point Royal Apartments. The suit claims that the Company and the other defendants were negligent in failing to adequately inspect and repair the property. The Company was a general partner in a partnership which owned the Point Royal Apartments. The Company denies any wrongdoing and intends to vigorously defend against these allegations.

  The Company is also named a defendant in lawsuits and other claims arising in the ordinary course of the Company's business. If the Company, in the light of its present circumstances, were required to make substantial cash expenditures in connection with current and future lawsuits and other claims, such expenditures might have a material adverse effect on the Company's consolidated financial position and might affect the Company's ability to continue as a going concern.

(7)  RELATED PARTY TRANSACTIONS

  During 1995 and 1994 the Company settled certain obligations with related parties. These settlements are discussed in Note 1.

  In connection with various debt settlements during the past several years, Mr. Mischer had loaned or advanced the Company various amounts. In 1993, these loans and advances were consolidated into a single note in the principal amount of $338,000. This note bears interest at the prime rate plus 1% and is due May 18, 1996. This note is secured by approximately 14,720 acres of land located adjacent to the Company's resort in west Texas.

  During 1990, the Company entered into a series of transactions relating to its 75% joint venture interest in Heritage Park Venture II (Heritage Park) and its net profits interest in the Fairwood subdivision. Prior to these transactions, the Company had effectively conveyed to others substantially all of its beneficial interest in Heritage Park. The Company arranged the sale to Hallmark Residential Group, Inc. (Hallmark), a Company in which Mr. Mischer then owned 56% of the common stock, of an unencumbered 62.5% interest in Heritage Park for $2,285,000 in cash and $186,000 payable from future cash flow from Heritage Park. To consummate the sale of an unencumbered 62.5% interest in the venture, the Company negotiated recission of its purchase of Hallmark common stock and subordinated debentures and reacquisition of the rights to proceeds from Heritage Park that had been conveyed to its lenders. The Company paid $2,285,000 of the proceeds received from the sale of the 62.5% interest in Heritage Park to reacquire its beneficial interest in Heritage Park that it had conveyed to its lenders and to settle $1,267,000 of its indebtedness with the lenders. The Company retained all rights to the $186,000 portion of sale proceeds payable from future cash flow from Heritage Park, a 12.5% joint venture interest in Heritage Park and a net profits interest in Fairwood and recognized a $685,000 gain on this series of transactions. The Company received cash distributions of $261,000 and $0 and recognized income of $272,000 and $99,000 during 1995 and 1994, respectively, relating to its remaining 12.5% equity interest in Heritage Park and cash flow interest in Fairwood.

  On December 15, 1989, Mr. Mischer and Walter M. Mischer, Jr. agreed to make debenture loans to the Company equal to all future principal payments and 72% of future interest payments received on the Debentures held by them. In 1991, Mr. Mischer and Mr. Mischer, Jr. agreed to make debenture loans to the Company equal to 100% of the interest payments received on the Debentures on June 1 and December 1, 1991. Such debenture loans made to the Company bear interest at the same rate as the applicable 7% or 8.5% Debenture and were due on September 30, 1993. See Note 5 describing the terms of the Debenture modification. In addition, Mr. Mischer and Mr. Mischer, Jr. made debenture loans of $133,000 which amount is equal to 72% of interest payments received during 1989 on the Debentures held by them. Such debenture loans made to the Company during 1989 bear interest at 6% and 7% per annum and were due on September 30, 1993. During 1993, in connection with the restructure of the Company's Debentures, the Company issued $3,440,000 in unsecured promissory notes to certain directors, stockholders and affiliates including notes to Mr. Mischer, Mr. Mischer, Jr., John D. Weil and John W. Storms, Trustee, in the aggregate principal amount of $2,995,000 to consolidate amounts due for the debenture loans discussed above, Debentures held by them and accrued and unpaid interest. These notes bear interest at 6% compounded annually and are due October 2, 1996.

  Mr. Mischer and Mr. Mischer, Jr. participate in real estate projects in the Houston area which may compete with the Company's projects.

  As a result of a series of transactions occurring during 1989 and 1990, the Company's effective investment in Jackson Supply Company (Jackson), an established distributor of air conditioning equipment located in Jackson, Mississippi, was reduced to 10%. In connection with these transactions, Mr. Mischer and the president of Jackson have effective investments in Jackson of 75% and 15%, respectively. Since the Company has an effective investment of less than 20% of the voting stock of Jackson, it accounted for its investment in Jackson on the cost method subsequent to December 31, 1990. The Company has guaranteed Jackson's revolving line of credit with a bank. At December 31, 1995, the revolving line of credit had an outstanding principal balance of $1.6 million.

  In January 1990, the Company entered into an agreement with a limited partnership, in which Mr. Mischer holds an effective interest of 50%, to manage the development and sales of a residential property for a monthly fee of $10,000. In addition, the Company manages real estate projects in which Mr. Mischer has effective ownership interests ranging from 81% to 100% for an aggregate monthly management fee of $37,000. The Company also has management contracts on the two office buildings in which it has an ownership interest which provide for aggregate monthly management fees of $10,000. In addition, during 1995, the Company entered into a management agreement with a partnership in which Mr. Mischer, Jr. has a 50% ownership interest which provides for monthly payments of $6,000. The management contracts are cancelable upon thirty days notice. As of December 31, 1995, the Company had accounts receivable from these projects of $45,000.

  Various companies or joint ventures in which Mr. Mischer has ownership interests have options to purchase lots from the Company or from a joint venture in which the Company is a venturer. A total of 75 lots and 104 lots were purchased by these affiliated entities for an aggregate amount of $1,286,000 and $1,751,000 during 1995 and 1994, respectively. These affiliated entities have outstanding option contracts totaling $1,273,000 covering 75 lots with the Company or its affiliated joint ventures at December 31, 1995.

  Due to the Company's lack of adequate resources and its need for additional employee housing units at its resort in west Texas, a company owned by Mr. Mischer, contracted with the Company for the construction of additional employee housing. During 1995 and 1994, the Company billed and collected $80,000 and $204,000, respectively, representing the entire cost of these units from Mr. Mischer. These units are owned by Mr. Mischer and leased to the Company for aggregate annual rentals of $25,000.

  During 1992 and 1987, Mr. Mischer purchased certain notes receivable held by a subsidiary of the Company at face amount of $83,000 and $546,000, respectively. The Company is required at Mr. Mischer's election to repurchase, at par, any note with a payment more than 90 days delinquent. None of these notes have been repurchased through December 31, 1995.

  In the opinion of the management of the Company, all of the transactions described above were effected on terms at least as favorable to the Company as those which could have been obtained from unaffiliated third parties.

(8)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following:

                                   December 31,
(Thousands of Dollars)                 1995
---------------------------------  ------------

  Trade accounts payable                 $  168
  Accrued interest payable                1,271
  Accrued taxes payable                     222
  Accrued insurance settlements             263
  Other accrued liabilities                 543
                                         ------
                                         $2,467
                                         ======

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOUTHERN INVESTORS SERVICE COMPANY, INC.


                                   By:    /s/ WALTER M. MISCHER
                                      -------------------------------------
                                      Walter M. Mischer
                                      Chairman of the Board
                                      Chief Executive Officer

                                      Date:  March 29, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ WALTER M. MISCHER            DATE:  MARCH 29,1996
---------------------            --------------------
Walter M. Mischer
Chairman of the Board and
Chief Executive Officer
Director


/s/ WALTER M. MISCHER, JR.       DATE:  MARCH 29, 1996
--------------------------       ---------------------
Walter M. Mischer, Jr.
President and Director
Chief Operating Officer


/s/ ERIC SCHUMANN                DATE:  MARCH 29, 1996
-----------------                ---------------------
Eric Schumann
Senior Vice President - Finance
Principal Financial and
Accounting Officer

/s/ JOHN D. WEIL                 DATE: MARCH 29, 1996
----------------                 --------------------
John D. Weil
Director

                               INDEX TO EXHIBITS
                       BY PAGE IN SEQUENTIAL NUMBER COPY



Document or Exhibit                                            Page No.
--------------------                                           --------

Exhibit 21   Subsidiaries of the Registrant..................     39
Exhibit 27   Financial Data Schedule.........................     40