Form 10QSB
period 1996-03-31
SOUTHERN INVESTORS SERVICE CO INC
filed 1996-05-14
CIK 66849

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1996

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT


   For the transition period from ____________ to ____________

                       Commission file number:  04863

                   Southern Investors Service Company, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                        74-1223691
- --------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

    2727 North Loop West, Suite 200, Houston, Texas        77008
- --------------------------------------------------------------------------------
       (Address of principal executive offices)         (Zip code)

                                 (713) 869-7800
                          ---------------------------
                          (Issuer's telephone number)


                      -----------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes__No__

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:3,168,929 as of May 13, 1996, Common Stock $1.00 Par Value
  Transitional Small Business Disclosure Format (Check One):
   Yes [_]; No [X]

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           --------------------------------------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                MARCH 31, 1996
                               ----------------
                            (Thousands of Dollars)
                                  (Unaudited)

ASSETS
- ------
REAL ESTATE ASSETS:
 Resort development, net                               $ 2,678
 Real estate held for resale or development                325
 Equity in real estate joint ventures, net                 559
                                                       -------
  Total real estate assets                               3,562
CASH                                                       325
ACCOUNTS RECEIVABLE                                        163
OTHER ASSETS                                               380
                                                       -------

                                                       $ 4,430
                                                       =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
- -------------------------------------

LIABILITIES:
 Notes payable                                         $ 5,396
 Other debt                                                740
 Accounts payable and accrued expenses                   2,515
 Other liabilities                                         354
                                                       -------
  Total liabilities                                      9,005
                                                       -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $1 par, 1,000,000
  shares authorized, none issued                            --
 Common stock, $1 par, 10,000,000 shares authorized,
  3,281,331 shares issued                                3,281
 Additional paid-in capital                              3,031
 Retained deficit                                      (10,761)
 Less treasury stock, 112,402 shares, at cost             (126)
                                                       -------
  Total stockholders' deficit                           (4,575)
                                                       -------

                                                       $ 4,430
                                                       =======


        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                            (Thousands of Dollars)
                                  (Unaudited)

                                              Three months ended
                                                   March 31,
                                            -----------------------
                                               1996         1995
                                            ----------   ----------
RESORT REVENUES                              $     690    $     770

REAL ESTATE REVENUES                               226          246
                                             ---------    ---------

                                                   916        1,016

RESORT OPERATING EXPENSES                          674          582

OTHER OPERATING EXPENSES                           267          281
                                             ---------    ---------

                                                   941          863
                                             ---------    ---------

(LOSS) INCOME FROM OPERATIONS                      (25)         153

INTEREST EXPENSE                                  (104)        (111)
                                             ---------    ---------

(LOSS) INCOME BEFORE EXTRAORDINARY GAIN           (129)          42

EXTRAORDINARY GAIN ON DEBT SETTLEMENTS             408           33
                                             ---------    ---------

NET INCOME                                   $     279    $      75
                                             =========    =========

(LOSS) INCOME PER COMMON SHARE:
 (Loss) income before extraordinary gain     $    (.04)   $     .01
                                             =========    =========
 Net income                                  $     .09    $     .02
                                             =========    =========

AVERAGE NUMBER OF
 SHARES OUTSTANDING                          3,168,929    3,168,929
                                             =========    =========



       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                            (Thousands of Dollars)
                                  (Unaudited)

                                                                          Three Months
                                                                         Ended March 31,
                                                                         ---------------
                                                                          1996    1995
                                                                        -------  -------
Cash flows from operating activities:
 Net income                                                               $ 279   $ 75
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Equity in undistributed income of real
     estate joint ventures                                                   (9)   (44)
    (Contributions) distributions (to) from real estate joint ventures       (9)    25
    Extraordinary gain on debt settlements                                 (408)   (33)
    Depreciation and amortization                                            57     56
 Change in assets and liabilities:
   Investments in real estate                                               (66)   (21)
   Decrease in accounts receivable and other assets                          18     39
   Increase in accounts payable, accrued
    expenses and other                                                      152     75
                                                                          -----   ----

      Net cash provided by operating activities                              14    172
                                                                          -----   ----

Cash flows from financing activities:
 Payments on notes payable and other debt                                    (6)   (12)
                                                                          -----   ----

      Net cash used by financing activities                                  (6)   (12)
                                                                          -----   ----

Net increase in cash                                                          8    160
Beginning cash                                                              317     93
                                                                          -----   ----

Ending cash                                                               $ 325   $253
                                                                          =====   ====



       The accompanying notes are an integral part of these statements.

            SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
            ---------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                 (Unaudited)


(1)  CURRENT BUSINESS CONDITIONS

  Net income of Southern Investors Service Company, Inc. and subsidiaries (the Company) was $279,000 for the three months ended March 31, 1996, as compared to $75,000 for the three months ended March 31, 1995. Included in net income are extraordinary gains of $408,000 and $33,000 in 1996 and 1995, respectively from the settlement of certain liabilities for less than the full amount due.

  The Company has sustained losses from operations for each of the past several years, and management anticipates that the Company will incur an operating loss for the remainder of 1996. Cash flow from operations has not been and will not be sufficient to meet liquidity needs. Such losses have depleted the Company's stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Liability Settlements
- ---------------------

  During 1995, a joint venture note payable with an outstanding principal balance of $5.2 million was due and payable. The joint venture in which the Company had a 19.4% ownership interest was unable to repay this note at its maturity. During January 1996, the venture obtained a new loan from a bank in the original principal amount of $3.0 million. The proceeds of this new loan were used to settle the $5.2 million loan plus accrued interest in full. As a condition of the new loan the bank required a ten year lease on the entire building to be executed by the partners in the ratio of their ownership interests. However, due to the financial condition of the Company, the bank was not willing to accept the Company's lease. In addition, the building is in need of approximately $400,000 in repairs. The Company would have been required to make an $80,000 capital contribution to fund these repairs. The Company also owed the venture approximately $70,000 in past due rent for periods prior to 1992. This amount was forgiven in January 1996. As a result, during January 1996, the Company sold its partnership interest to Hallmark Residential Group, Inc. (Hallmark), a company controlled by Mr. Mischer. In exchange, Hallmark assumed the Company's obligations in connection with this joint venture and entered into the ten year lease. In connection with this transaction, the Company retained a 25% cash flow interest in Hallmark's 20% ownership interest. The Company recognized an extraordinary gain on the settlement of these obligations of $408,000.

  Management believes that the debt settlements which have been consummated during 1996 and in prior years have improved the Company's financial condition. However, debt totaling $1,867,000 has matured and is currently due, and debt totaling $4,057,000 matures later in 1996. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

(3)  REAL ESTATE OPERATIONS

  Real estate revenues include the following amounts:


                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                  1996     1995
                                               --------   -------
                                              (Thousands of Dollars)
Equity in income of real estate joint ventures   $   9      $ 44
Management fees                                    204       192
Interest and other income                           13        10
                                                 -----      ----

Total real estate revenues                       $ 226      $246
                                                 =====      ====

  The combined condensed statements of income of the real estate joint ventures accounted for on the equity method are set forth below:

                                                                Three Months Ended
                                                                    March 31,
                                                                ------------------
                                                                  1996       1995
                                                                --------  --------
                                                               (Thousands of Dollars)
REVENUES:
  Sales of real estate                                          $  447        $  244
  Cost of sales                                                    306           170
                                                                ------        ------
                                                                   141            74

  Rental and other income                                          167         1,094
                                                                ------        ------
                                                                   308         1,168
EXPENSES:
  Operating expenses                                              (173)         (750)
  Interest expense                                                 (--)         (137)

Gain on debt settlements                                         1,118(a)        (--)
                                                                ------        ------

Net income                                                      $1,253        $  281
                                                                ======        ======

Equity of the Company in income of real estate
 joint ventures (before extraordinary gain)                     $    9        $   44
                                                                ======        ======

  (a) The Company's equity in the gain on the debt settlements is reported in the accompanying consolidated statements of income as an extraordinary gain.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Results of Operations
- ---------------------

  The net income for the first three months of 1996 was $279,000 or $.09 per share compared to a net income of $75,000 or $.02 per share during the first quarter of 1995. During 1996 and 1995 the Company recorded extraordinary gains of $408,000 and $33,000, respectively, in connection with the settlement of various obligations at less than the full amount due.

  Rental and other revenues from the operation of the Company's resort in west Texas totaled $690,000 and $770,000 for the three months ended March 31, 1996 and 1995, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of these periods are summarized as follows:


                                    Three months
                                   ended March 31,
                                --------------------
                                   1996       1995
                                ---------  ---------
Hotel rooms:
     % Occupancy                      51%        70%
     Average rate               $  59.12   $  53.69
     Total revenue              $248,000   $304,000
Condominiums:
     % Occupancy                      39%        59%
     Average rate               $ 128.23   $ 114.16
     Total revenue              $ 74,000   $127,000

Total rental revenue            $322,000   $431,000
Restaurant, bar and
  golf course revenue            261,000    254,000
Other revenues                   107,000     85,000
                                --------   --------
Total revenues                  $690,000   $770,000
                                ========   ========

  Real estate revenues were $226,000 for the first three months of 1996 compared to $246,000 last year.

LIQUIDITY AND CAPITAL RESOURCES

  On an annual basis, cash flow from operations has been negative for the past several years, and management anticipates that cash flow from operations will not be sufficient to meet the Company's liquidity needs during 1996. The financial condition of the Company indicates that, unless operating results and cash flow improve, the Company will be required to borrow funds or to continue to sell assets. It is unlikely that the Company will be able to arrange to borrow funds from other sources and there is no assurance that the Company could sell sufficient assets to meet its cash needs.

  Management believes that the debt settlements which have been consummated during 1996 and in prior years have improved the Company's financial condition. However, debt totaling $1,867,000 has matured and is currently due and debt totaling $4,057,000 matures in 1996. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

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



                         SOUTHERN INVESTORS SERVICE COMPANY, INC.



                           /s/ Walter M. Mischer, Jr.
                          -----------------------------------------
                          WALTER M. MISCHER, JR.
                          President - Principal Executive Officer





                           /s/ Eric Schumann
                          ------------------------------------------
                          ERIC SCHUMANN
                          Senior Vice President - Finance
                          Principal Financial and Accounting Officer



                          DATE: May 13, 1996