Form 10QSB
period 1996-06-30
SOUTHERN INVESTORS SERVICE CO INC
filed 1996-08-14
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
 X
- ---- QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________ to _____________

                         Commission file number 04863

                   Southern Investors Service Company, Inc.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                      74-1223691
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

2727 North Loop West, Suite 200, Houston, Texas             77008
(Address of principal executive offices)                 (Zip Code)

                                (713) 869-7800
                           Issuer's telephone number



             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X     No
                                                              ___       ___


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of August 13, 1996, Common Stock $1.00 Par Value
  Transitional Small Business Disclosure Format (Check One):
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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                            (Thousands of Dollars)
                                  (Unaudited)

ASSETS

REAL ESTATE ASSETS:
 Resort development, net                               $ 2,678
 Real estate held for resale or development                 98
 Equity in real estate joint ventures, net                 537
                                                       -------
  Total real estate assets                               3,313
CASH                                                        80
ACCOUNTS RECEIVABLE                                        168
OTHER ASSETS                                               394
                                                       -------
                                                       $ 3,955
                                                       =======
LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
 Notes payable                                         $ 5,033
 Other debt                                                748
 Accounts payable and accrued expenses                   2,331
 Other liabilities                                         321
                                                       -------
  Total liabilities                                      8,433
                                                       -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $1 par, 1,000,000
  shares authorized, none issued                            --
 Common stock, $1 par, 10,000,000 shares authorized,
  3,281,331 shares issued                                3,281
 Additional paid-in capital                              3,031
 Retained deficit                                      (10,664)
 Less treasury stock, 112,402 shares, at cost          (   126)
                                                       --------
  Total stockholders' deficit                          ( 4,478)
                                                       --------
                                                       $ 3,955
                                                       ========

        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                            (Thousands of Dollars)
                                  (Unaudited)


                                                             Three Months Ended                    Six Months Ended
                                                                June  30,                              June 30,
                                                         ------------------------------         --------------------------
                                                            1996                1995               1996          1995
                                                         ----------          ----------         ---------      ----------
RESORT REVENUES                                          $      534          $      557         $    1,224      $    1,327

REAL ESTATE REVENUES                                            237                 429                463             675
                                                         ----------          ----------         ----------      ----------

                                                                771                 986              1,687           2,002
                                                         ----------          ----------         ----------      ----------

RESORT OPERATING EXPENSES                                       645                 565              1,319           1,147

OTHER OPERATING EXPENSES                                        223                 224                490             505
                                                         ----------          ----------         ----------      ----------

                                                                868                 789              1,809           1,652
                                                         ----------          ----------         ----------      ----------

(LOSS) INCOME FROM OPERATIONS                                   (97)                197               (122)            350

INTEREST EXPENSE                                                (94)               (116)              (199)           (228)
                                                         ----------          ----------         ----------      ----------

(LOSS INCOME BEFORE EXTRAORDINARY GAIN                         (191)                 81               (321)            122

EXTRAORDINARY GAIN ON DEBT SETTLEMENTS                          288                  --                696              33
                                                         ----------          ----------         ----------      ----------

NET INCOME                                               $       97          $       81         $      375      $      155
                                                         ==========          ==========         ==========      ==========

(LOSS) INCOME PER COMMON SHARE:
 (Loss) income before extraordinary gain                 $     (.06)         $      .03         $     (.10)     $      .04
                                                         ==========          ==========         ==========      ==========
 Net income                                              $      .03          $      .03         $      .12      $      .05
                                                         ==========          ==========         ==========      ==========

AVERAGE NUMBER OF SHARES OUTSTANDING                      3,168,929           3,168,929          3,168,929       3,168,929
                                                         ==========          ==========         ==========      ==========

        The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Thousands of Dollars)
                                  (Unaudited)



                                                             Six Months
                                                           Ended June 30,
                                                       ----------------------
                                                          1996         1995
                                                       ----------    --------

Cash flows from operating activities:
 Net income                                             $   375       $   155
 Adjustments to reconcile net income to net cash
  provided by (used in) by operating activities:
   Equity in undistributed income of real
    estate joint ventures                                   (33)          (59)
   Distributions from real estate joint ventures             35            36
   Extraordinary gain on debt settlements                  (696)          (33)
   Depreciation and amortization                            114           117
 Change in assets and liabilities:
  Investments in resort development                        (123)          (35)
  Decrease in accounts receivable and other assets           --            81
  Increase (decrease) in accounts payable, accrued
   expenses and other                                       146           (83)
                                                          -----         -----

     Net cash provided by (used in) operating activities   (182)          179
                                                          -----         -----

Cash flows from financing activities:
 Payments on notes payable and other debt                   (55)          (21)
                                                          -----         -----

     Net cash used by financing activities                  (55)          (21)
                                                          -----         -----

Net (decrease) increase in cash                            (237)          158
Beginning cash                                              317            93
                                                          -----         -----

Ending cash                                               $  80         $ 251
                                                          =====         =====




       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


(1)  CURRENT BUSINESS CONDITIONS

     Net income of Southern Investors Service Company, Inc. and subsidiaries (the Company) was $375,000 for the six months ended June 30, 1996, as compared to $155,000 for the six months ended June 30, 1995. Included in net income are extraordinary gains of $696,000 and $33,000 in 1996 and 1995, respectively, from the settlement of certain liabilities for less than the full amount due.

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

     In addition, during 1996, the Company settled certain notes payable with aggregate outstanding principal balance of $345,000 and related accrued interest of $200,000. These obligations were satisfied by the foreclosure of properties which were collateral for these notes which had an aggregate book value of $227,000 and a cash payment of $30,000. The Company recognized extraordinary gains of these settlements of $288,000.

     Management believes that the debt settlements which have been consummated during 1996 and in prior years have improved the Company's financial condition. However, debt totaling $1,530,000 has matured and is currently due, and debt totaling $4,075,000 matures later in 1996. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the significant accounting policies included in the notes to the Company's latest annual report on Form 10-KSB. These consolidated financial statements should be read in conjunction with those notes.

(3)  REAL ESTATE OPERATIONS

     Real estate revenues include the following amounts:



                                                       Three Months Ended                  Six Months Ended
                                                           June 30 ,                           June 30,
                                                       -------------------                 ----------------
                                                         1996       1995                     1996      1995
                                                       --------    -------                  -------   ------
                                                                       (Thousands of Dollars)


Equity in income of real estate joint ventures         $   26      $   15                   $   33    $   59
Management fees                                           208         185                      412       377
Interest and other income                                   3         229                       18       239
                                                       ------      ------                   ------    ------

Total real estate revenues                             $  237      $  429                   $  463    $  675
                                                       ======      ======                   ======    ======

The combined condensed statements of income of the real estate joint ventures accounted for on the equity method are set forth below:

                                                       Three Months Ended                  Six Months Ended
                                                           June 30 ,                           June 30,
                                                       -------------------                 ----------------
                                                         1996       1995                     1996      1995
                                                       --------    -------                  -------   ------
                                                                       (Thousands of Dollars)
REVENUES:
  Sales of real estate                                 $  574      $  412                   $1,021    $  656
  Cost of sales                                           366         280                      672       450
                                                       ------      ------                   ------    ------
                                                          208         132                      349       206

  Rental and other income                                  52         898                      219     1,992
                                                       ------      ------                   ------    ------
                                                          260       1,030                      568     2,198
EXPENSES:
  Operating expenses                                      (34)       (759)                    (191)   (1,509)
  Interest expense                                         --        (130)                     (16)     (267)

Gain on debt settlements                                   --          --                   $1,118(a)     --
                                                       ------      ------                   ------    ------
Net income                                             $  226      $  141                   $1,479    $  422
                                                       ======      ======                   ======    ======

Equity of the Company in income of real estate
joint ventures (before extraordinary gain)             $   26      $   15                   $   33    $   59
                                                       ======      ======                   ======    ======


   (a) The Company's equity in the gain on the debt settlements is reported in the accompanying consolidated statements of income as an extraordinary gain.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations

          The net income for the first six months of 1996 was $375,000 or $.12 per share compared to a net income of $155,000 or $.05 per share during the first six months of 1995. During 1996 and 1995 the Company recorded extraordinary gains of $696,000 and $33,000, respectively, in connection with the settlement of various obligations at less than the full amount due. See Note 1 of the Notes to Consolidated Financial Statements.

          Rental and other revenues from the operation of the Company's resort in west Texas totaled $1,224,000 and $1,327,000 for the six months ended June 30, 1996 and 1995, respectively. The decrease in revenues was due to increased occupancy during 1995 due to room rentals in connection with the production of a movie that did not recur in 1996. Resort operating expenses have increased during the first six months of 1996 compared to 1995 due to the addition of several new positions, and increased general operating expenses. Rental revenue and occupancy statistics for the Company's resort operations for each of these periods are summarized as follows:



                                                  Six months ended June 30,
                                                  -------------------------
                                                     1996           1995
                                                  -----------    ----------
Hotel rooms:
     % Occupancy                                          49%           60%
     Average rate                                 $    57.73     $   56.57
     Total revenue                                $  463,000     $  549,000
Condominiums:
     % Occupancy                                          34%            39%
     Average rate                                 $   115.25     $   115.04
     Total revenue                                $  127,000     $  177,000

Total rental revenue                              $  590,000     $  726,000
Restaurant, bar and
  golf course revenue                                545,000        498,000
Other revenues                                        89,000        103,000
                                                  ----------     ----------
Total revenues                                    $1,224,000     $1,327,000
                                                  ==========     ==========


          Real estate revenues were $463,000 for the first six months of 1996 compared to $675,000 last year. The decrease in real estate revenues was due to the 1995 receipt by the Company of $225,000 in connection with its ownership of a net profits interest in a Houston subdivision.

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

     Management believes that the debt settlements which have been consummated during 1996 and in prior years have improved the Company's financial condition. However, debt totaling $1,530,000 has matured and is currently due and debt totaling $4,075,000 matures in 1996. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

None

ITEM 3.   Default upon Senior Securities

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of stockholders on May 21, 1996, at which time the stockholders elected the Company's directors and ratified the appointment of Arthur Andersen LLP independent public accountants for the Company for the year ending December 31, 1996. The results were as follows:

                                     Against/            Broker
                             For     Withheld  Abstain  Non-Votes
                          ---------  --------  -------  ---------

Directors:

Walter M. Mischer, Sr.    2,047,454       600        -          -
Walter M. Mischer, Jr.    2,047,454       600        -          -
John D. Weil              2,005,918       600        -          -

Accountants               2,047,484        --      200          -


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



                          DATE:         August 13, 1996