Form 10QSB
period 1996-09-30
SOUTHERN INVESTORS SERVICE CO INC
filed 1996-11-13
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
    X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  -----   ACT OF 1934

For the quarterly period ended September 30, 1996

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________ to __________

                        Commission file number   04863

                   Southern Investors Service Company, Inc.
       (Exact name of small business issuer as specified in its charter)


                   Delaware                           74-1223691
(State or other jurisdiction of incorporation      (I.R.S. Employer
            or organization)                       Identification No.)

2727 North Loop West, Suite 200, Houston, Texas            77008
    (Address of principal executive offices)            (Zip Code)

                                (713) 869-7800
                           Issuer's telephone number

                             ---------------------

             (Former name, former address and former fiscal year,
                         if changed since last report)


  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                                ---        ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes         No
                                                     ---         ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of
November 11, 1996, Common Stock $1.00 Par Value
  Transitional Small Business Disclosure Format (Check One):
    Yes    ;   No  X
        ---       ---

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           --------------------------------------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                              SEPTEMBER 30, 1996
                              ------------------
                            (Thousands of Dollars)
                                  (Unaudited)


ASSETS
------

REAL ESTATE ASSETS:
 Resort development, net                               $2,648
 Real estate held for resale or development                98
 Equity in real estate joint ventures, net                500
                                                       ------
  Total real estate assets                              3,246
CASH                                                      107
ACCOUNTS RECEIVABLE                                       185
OTHER ASSETS                                               12
                                                       ------
                                                       $3,550
                                                       ======

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
 Notes payable                                         $5,187
 Other debt                                               755
 Accounts payable and accrued expenses                  1,998
 Other liabilities                                        331
                                                       ------
  Total liabilities                                     8,271
                                                       ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $1 par, 1,000,000
  shares authorized, none issued                           --
 Common stock, $1 par, 10,000,000 shares authorized,
  3,281,331 shares issued                               3,281
 Additional paid-in capital                             3,031
 Retained deficit                                     (10,907)
 Less treasury stock, 112,402 shares, at cost         (   126)
                                                       ------
  Total stockholders' deficit                         ( 4,721)
                                                       ------

                                                       $3,550
                                                       ======


        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                            (Thousands of Dollars)
                                  (Unaudited)


                                                          Three Months Ended         Nine  Months Ended
                                                             September  30,             September 30,
                                                          --------------------      ----------------------
                                                            1996         1995         1996         1995
                                                          --------     -------      -------       --------
RESORT REVENUES                                         $     271     $    287     $  1,495       $  1,614

REAL ESTATE REVENUES                                          216          200          679            875
                                                          --------     -------      -------       --------

                                                              487          487        2,174          2,489
                                                          --------     -------      -------       --------

RESORT OPERATING EXPENSES                                     562          538        1,881          1,685

OTHER OPERATING EXPENSES                                      270          218          760            722
                                                          --------     -------      -------       --------

                                                              832          756        2,641          2,407
                                                          --------     -------      -------       --------

INCOME (LOSS) FROM OPERATIONS                                (345)        (269)        (467)            82

INTEREST EXPENSE                                              (98)        (112)        (297)          (341)
                                                          --------     -------      -------       --------

(LOSS) BEFORE EXTRAORDINARY
  GAIN                                                       (443)        (381)        (764)          (259)

EXTRAORDINARY GAIN ON DEBT
  SETTLEMENTS                                                 201           --          897             33
                                                          --------     -------      -------       --------

NET INCOME (LOSS)                                           ($242)       ($381)    $    133        ($  226)
                                                          ========     =======      =======       ========

INCOME (LOSS) PER COMMON SHARE:
 (Loss) before extraordinary gain                         ($  .14)      ($ .12)       $(.24)        ($ .08)
                                                          ========     =======      =======       ========
 Net income (loss)                                        ($  .08)      ($ .12)       $ .04         ($ .07)
                                                          ========     =======      =======       ========

AVERAGE NUMBER OF
 SHARES OUTSTANDING                                     3,168,929    3,168,929    3,168,929      3,168,929
                                                        ==========   =========    =========      =========

       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                            (Thousands of Dollars)
                                  (Unaudited)



                                                              Nine Months
                                                          Ended September 30,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------

Cash flows from operating activities:
 Net income (loss)                                          $ 133    ($ 226)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) by operating activities:
   Equity in undistributed income of real
    estate joint ventures                                     (45)      (73)
   Distributions from real estate joint ventures               84        36
   Extraordinary gain on debt settlements                    (897)      (33)
   Depreciation and amortization                              168       175
 Change in assets and liabilities:
  Investments in resort development                          (147)      (16)
  Decrease in accounts receivable and other assets             65        64
  Increase in accounts payable, accrued
   expenses and other                                         329       107
                                                            -----     -----

     Net cash provided by (used in) operating activities     (310)       34
                                                            -----     -----

Cash flows from financing activities:
 Advances on notes payable and other debt                     187        --
 Payments on notes payable and other debt                     (87)      (27)
                                                            -----     -----

     Net cash provided by (used in) financing activities      100       (27)
                                                            -----     -----

Net (decrease) increase in cash                              (210)        7
Beginning cash                                                317        93
                                                            -----     -----

Ending cash                                                 $ 107     $ 100
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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (Unaudited)


(1)  CURRENT BUSINESS CONDITIONS

     Net income of Southern Investors Service Company, Inc. and subsidiaries (the Company) was $133,000 for the nine months ended September 30, 1996, as compared to a loss of $226,000 for the nine months ended September 30, 1995. Included in net income are extraordinary gains of $897,000 and $33,000 in 1996 and 1995, respectively, from the settlement of certain liabilities for less than the full amount due.

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

Liability Settlements
---------------------

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

     During 1996, the Company settled certain notes payable with aggregate outstanding principal balance of $345,000 and related accrued interest of $200,000. These obligations were satisfied by the foreclosure of properties which were collateral for these notes which had an aggregate book value of $227,000 and a cash payment of $30,000. The Company recognized extraordinary gains on these settlements of $288,000. In addition, the Company settled certain obligations in connection with cash flow assignments which were granted to creditors during 1990, and recorded extraordinary gains of $201,000.

     Management believes that the debt settlements which have been consummated during 1996 and in prior years have improved the Company's financial condition. However, debt totaling $1,538,000 has matured and is currently due, and debt totaling $4,045,000 matures later in 1996. During the quarter ended September 30, 1996, one note holder with a principal balance of $186,000 filed suit against the Company for collection of the amount due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the significant accounting policies included in the notes to the Company's latest annual report on Form 10-KSB. These consolidated financial statements should be read in conjunction with those notes.

(3)    REAL ESTATE OPERATIONS

       Real estate revenues include the following amounts:

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,             September 30,
                                                      -------------------       ------------------
                                                       1996         1995         1996         1995
                                                      -------     -------       -------    -------
                                                                 (Thousands of Dollars)

Equity in income of real estate joint ventures        $  19       $  14         $  45      $  73
Management fees                                         211         182           623        559
Interest and other income                               (14)          4            11        243
                                                      -----       -----         -----      -----

Total real estate revenues                            $ 216       $ 200         $ 679      $ 875
                                                      =====       =====         =====      =====

The combined condensed statements of income of the real estate joint ventures accounted for on the equity method are set forth below:

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,             September 30,
                                                      -------------------       ------------------
                                                       1996         1995         1996         1995
                                                      -------     -------       -------    -------
                                                                 (Thousands of Dollars)

REVENUES:
  Sales of real estate                                $ 389       $ 262         $1,410     $   918
  Cost of sales                                         231         176            903         626
                                                     ------       -----         ------     -------
                                                        158          86            507         292

  Rental and other income                                21         894            239       2,887
                                                     ------       -----         ------     -------
                                                        179         980            746       3,179
EXPENSES:
  Operating expenses                                    (41)      (734)           (232)     (2,243)
  Interest expense                                       --       (128)            (16)       (395)

Gain on debt settlements                                 --         --          $1,118(a)       --
                                                     ------       -----         ------     -------
Net income                                            $ 138       $ 118         $1,616     $   541
                                                     ======       =====         ======     =======

Equity of the Company in income of real estate
joint ventures (before extraordinary gain)            $  19       $  14         $   45     $    73
                                                     ======       =====         ======     =======


(a) The Company's equity in the gain on the debt settlements is reported in the accompanying consolidated statements of income as an extraordinary gain.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations
---------------------

         The net income for the first nine months of 1996 was $133,000 or $.04 per share compared to a net loss of $226,000 or $.07 per share during the first nine months of 1995. During 1996 and 1995 the Company recorded extraordinary gains of $897,000 and $33,000, respectively, in connection with the settlement of various obligations at less than the full amount due. See Note 1 of the Notes to Consolidated Financial Statements.

         Rental and other revenues from the operation of the Company's resort in west Texas totaled $1,495,000 and $1,614,000 for the nine months ended September 30, 1996 and 1995, respectively. Occupancy was higher during 1995 due to room rentals in connection with the production of a movie that did not recur in 1996. Resort operating expenses have increased during the first nine months of 1996 compared to 1995 due to increased salaries and general operating expenses. Rental revenue and occupancy statistics for the Company's resort operations for each of these periods are summarized as follows:


                             Nine months ended June 30,
                             --------------------------
                                 1996         1995
                             ------------  ------------
Hotel rooms:
     % Occupancy                      39%          48%
     Average rate             $    56.73   $    56.04
     Total revenue            $  538,000   $  657,000
Condominiums:
     % Occupancy                      25%          28%
     Average rate             $   113.06   $   115.07
     Total revenue            $  140,000   $  193,000

Total rental revenue          $  678,000   $  850,000
Restaurant, bar and
  golf course revenue            559,000      532,000
Other revenues                   258,000      232,000
                              ----------   ----------
Total revenues                $1,495,000   $1,614,000
                              ==========   ==========


         Real estate revenues were $679,000 for the first nine months of 1996 compared to $875,000 last year. The decrease in real estate revenues was due to the 1995 receipt by the Company of $225,000 in connection with its ownership of a net profits interest in a Houston subdivision.

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

     Management believes that the debt settlements which have been consummated during 1996 and in prior years have improved the Company's financial condition. However, debt totaling $1,538,000 has matured and is currently due and debt totaling $4,045,000 matures in 1996. During the quarter ended September 30, 1996, one note holder with a principal balance of $186,000 filed suit against the Company for collection of the amount due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

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


ITEM 1.   Legal Proceedings

During the quarter ended September 30, 1996, a creditor of the Company filed suit for the collection of a promissory note payable in the principal amount of $186,000.

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



                         SOUTHERN INVESTORS SERVICE COMPANY, INC.



                         /s/ Walter M. Mischer, Jr.
                         -----------------------------------------
                         WALTER M. MISCHER, JR.
                         President - Principal Executive Officer





                         /s/ Eric Schumann
                         -----------------------------------------
                         ERIC SCHUMANN
                         Senior Vice President - Finance
                         Principal Financial and Accounting Officer



                         DATE:       November 12, 1996