Form 10KSB40
period 1996-12-31
SOUTHERN INVESTORS SERVICE CO INC
filed 1997-03-28
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER
    SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1996
                          -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934  (NO FEE REQUIRED)
For the transition period from _____________________ to ___________________
Commission file number     04863
                        ___________

                   SOUTHERN INVESTORS SERVICE COMPANY, INC.
                (Name of small business issuer in its charter)
         Delaware                                            74-1223691
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


2727 North Loop West, Suite 200, Houston, Texas                    77008
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number (713) 869-7800
                          ______________
Securities registered under Section 12(b) of the Exchange Act:

  Title of each class               Name of each exchange on which registered
        None
-------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock $1.00  Par Value
-------------------------------------------------------------------------------
                               (Title of Class)

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

   State issuer's revenues for its most recent fiscal year.  $3.0 Million

   State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $0.00 as of March 21, 1997

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,168,929 shares, Common Stock $1.00 Par Value as of March 21, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

   Information contained in the Company's proxy statement to be used in connection with the 1997 annual meeting is incorporated by reference into
Part III.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

  Southern Investors Service Company, Inc., was incorporated under the laws of the State of Delaware in 1972. Southern Investors Service Company, Inc. and its subsidiaries (Company) are currently engaged in the operation of a resort property in west Texas and in the management of residential real estate development in Texas.

  Prior to 1990, the Company was engaged in the ownership and development of real estate in the Houston, Texas area. The operations were significantly reduced as a result of various debt settlements with lenders and other creditors. These settlements resulted in the transfer of substantially all of the Company's holdings to its creditors during 1990. Cash flow from operations has not been adequate to meet the Company's obligations for the past several years and management projects negative cash flow from operations for 1997. The Company has emphasized the management of its resort development in west Texas and the management of real estate development and operations for others. Currently, the Company's primary operations include the management of ten residential developments, two office buildings and its resort in west Texas. See Note 7 of the Notes to Consolidated Financial Statements of the Company for a discussion of related party transactions. Some of these activities are conducted through joint ventures in which the Company has equity interests. Unless otherwise indicated, the term "Company" includes these joint ventures.

  The Company's future financial condition depends upon its ability to generate cash at levels to meet operating needs and debt obligations. Management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest expense), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or possible liquidation of the Company.

LIABILITY SETTLEMENTS

  During 1995, a joint venture in which the Company had a 19.4% ownership interest had a note payable with an outstanding principal balance of $5.2 million which was due and payable. The joint venture was unable to repay this note at its maturity. During January 1996, the venture obtained a new loan from a bank in the original principal amount of $3.0 million. The proceeds of this new loan were used to settle the $5.2 million loan plus accrued interest in full. As a condition of the new loan, the bank required a ten year lease on the entire building to be executed by the partners in the ratio of their ownership interests. However, due to the financial condition of the Company, the bank would not accept the Company's lease. In addition, the building was in need of repairs and the Company would have been required to make additional capital contributions to fund these repairs. The Company, also owed the venture approximately $70,000 in past due rent for periods prior to 1992. This rent was forgiven in January 1996. As a result of these obligations, the Company sold its partnership interest to Hallmark Residential Group, Inc. (Hallmark), a company controlled by Walter M. Mischer (Chairman of the Board of Directors of the Company). In exchange, Hallmark assumed the Company's obligations in connection with this joint venture and entered into the ten year lease. In connection with this sale, the Company retained a 25% cash flow interest in Hallmark's 20% ownership interest. The Company recognized an extraordinary gain on the settlement of these obligations of $408,000 during 1996.

  During 1996, the Company settled certain notes payable with aggregate outstanding principal balance of $345,000 and related accrued interest of $200,000. These obligations were satisfied by the foreclosure of properties which were pledged as collateral for these notes which had an aggregate book value of $227,000 and a cash payment of $30,000. The Company recognized extraordinary gains on these settlements of $288,000. In addition, the Company settled certain obligations in connection with cash flow assignments granted to creditors during 1990, and recorded extraordinary gains of $205,000.

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

  The Company's other debt consists of unsecured notes payable which were due September 30, 1993. These notes are payable to trade creditors of a subsidiary of the Company that ceased operations during 1989. The Company has made offers to these creditors to settle existing claims at less than the amounts due. During 1996, the Company had made payments of $98,000 in settlement of $186,000 in principal amount of these trade creditor notes plus accrued interest. During 1995, the Company made payments of $7,000 in settlement of $29,000 in principal amount of these trade creditor notes plus accrued interest. As of December 31, 1996, $473,000 in trade creditor notes and related accrued interest remain in default.

  The settlements discussed above resulted in extraordinary gains of $1,108,000 in 1996 and $33,000 in 1995.

CONTINUED OPERATIONS

  Management believes that the settlements discussed above have improved the Company's financial condition, however, debt totaling $4,960,000 has matured and is currently due and debt totaling $338,000 matures in 1997. See Note 5 of the Notes to Consolidated Financial Statements for a discussion of the Company's debt.

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

OPERATIONS

GENERAL

  The Company's most significant asset consists of its resort development in west Texas known as Lajitas on the Rio Grande. Rental and other revenue from the operation of this facility totaled $2.0 million and $2.3 million for the years ended December 31, 1996 and 1995, respectively. See Item 2, "Description of Property."

  Since 1990, the Company has emphasized the management of real estate development for others. The Company has entered into contracts to manage, operate and develop residential property, including the performance of various administrative functions. As of December 31, 1996, the Company managed nine residential developments, which provide for total monthly payments of approximately $54,000. Walter M. Mischer has effective ownership interests ranging from 33% to 100% in these residential developments. In addition, during 1995, the Company entered into a management agreement which provides for monthly payments of $6,000 with a partnership in which Mr. Walter M. Mischer, Jr. has a 50% ownership interest. Such contracts may be canceled on 30 days' notice. See
Note 7 of the Notes to Consolidated Financial Statements of the Company for a discussion of management contracts with related parties.

  The Company has a 6.7% equity interest in a ten-story building located at 2707 North Loop West. The Company also has a cash flow interest in 2727 North Loop West, where its corporate headquarters are located. The Company has management contracts covering these two properties which provide for monthly fees of approximately $10,000. Approximately 89% of the aggregate space in these two buildings is leased.

  In addition, the Company's equity interests in real estate joint ventures range from 6.7% to 50%. As of December 31, 1996, the real estate joint ventures accounted for on the equity method had total assets of $2.1 million. See Note 3 of the Notes to Consolidated Financial Statements of the Company for a discussion of the Company's investments in joint ventures, and Note 7 for a discussion of lot sales contracts with related parties.

MANAGEMENT OF RESIDENTIAL REAL ESTATE DEVELOPMENT

  In connection with its management activities, the Company has entered into contracts to develop residential subdivisions and commercial sites. These subdivisions, most of which are located in independent school districts within a 25-mile radius of downtown Houston, may include residential lots and commercial sites held for sale to builders and other developers.

  Following the purchase of development acreage by the owner, a master plan is devised for the proposed subdivision setting forth the residential lots and commercial sites to be developed. The Company negotiates contracts for, and supervises the construction of, all improvements to the development acreage to prepare the lots for sale to homebuilders.

  Unless the acreage is located within a municipality or an existing utility district, the Company will assist in the formation of a municipal utility district to supply water, sanitary sewage and storm drainage service to the planned subdivision.

EMPLOYEES

  The Company employed a total of 93 persons on a full-time basis and a total of 6 persons on a part-time basis, as of December 31, 1996.

COMPETITION

  Real estate development management is a highly competitive business. The Company competes with a number of other experienced managers and developers in the greater Houston area. Certain of these competitors operate on a nationwide basis and have substantially greater financial resources than the Company. The Company's resort development in west Texas does not have any direct competition due to its location. The only other resort facility in the area offering accommodations and other amenities is the Big Bend National Park.

REGULATION

  The Company's real estate development management activities are subject to regulation by municipal, county, state and federal governments. Federal regulatory agencies, such as the Veterans Administration and the Federal Housing Administration, provide mortgage guarantees or insurance to lenders only when the mortgaged properties comply with requirements affecting the design criteria of the subdivisions. Most of the subdivisions are designed to comply with the requirements of such federal agencies, although in many instances mortgage funds are supplied by conventional lenders. The Company may be required to participate in filing environmental impact statements or similar documents prior to the commencement of the development of certain subdivisions that are subject to the provisions of the Environmental Protection Act. Subdivision developments within the city of Houston or its extraterritorial jurisdiction are also subject to certain land platting and other standards administered by the City of Houston Department of Planning and Development. In addition, the Texas Natural Resource and Conservation Commission (TNRCC) must issue a permit approving the discharge of treated sewage effluents and the Harris-Galveston Coastal Subsidence District must issue a water well permit. Compliance with the regulations promulgated by these authorities does not have a materially adverse effect on the management activities of the Company.

  The successful development of subdivisions in the greater Houston area is dependent to a significant degree upon the developer's ability to secure the formation of municipal utility districts for its subdivisions. The organization of municipal utility districts is subject to approval by either the Legislature of the State of Texas or the TNRCC. The issuance of bonds by a municipal utility district is subject to the approval of the projects as feasible by the TNRCC and the approval of the bonds as legally issuable by the Attorney General of the State of Texas. Municipal and county governments also regulate certain municipal utility district activities.

  The Company's real estate management activities are subject to local building code requirements.

CURRENT BUSINESS CONDITIONS

  Current economic conditions affecting the Company and its financial condition are discussed more fully in Item 6, "Management's Discussion and Analysis or Plan of Operation" and in Note 1 of the Notes to Consolidated Financial Statements of the Company.

ENVIRONMENTAL MATTERS

  The management operations of the Company are subject to various federal, state and local laws and regulations relating to the environment. Violation of any of these federal statutes and regulations or orders issued thereunder, as well as any relevant state and local laws and regulations, could result in civil or criminal enforcement actions. Engineers or other qualified experts perform geological fault and environmental site assessments, wetland determinations and review hazardous and toxic waste site history. Development of some properties may be significantly impacted by wetlands regulations. Enforcement of these regulations is managed by the Army Corps of Engineers and the U.S. Fish and Wildlife Department as to the application of wetlands regulations. Ongoing modification of these regulations could mean that portions of properties that were considered not to contain wetlands, now, in fact, contain wetlands. To qualify for Federal Housing Administration's approved status, all subdivisions are subject to inspection for wetlands by the U.S. Fish and Wildlife Department. In the absence of the Army Corps of Engineers or U.S. Fish and Wildlife Department's inspection of the property, it cannot be accurately predicted as to whether or not any particular property contains wetlands. In addition to other applicable law, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), provides for cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the Environmental Protection Agency (EPA) to take any necessary response actions at such sites, including requiring potentially responsible parties (PRPs) to take or pay for such actions. PRPs are broadly defined under CERCLA and include past and present owners and operators of a site. Courts have interpreted CERCLA to impose strict, joint and several liability upon persons liable for response costs. The Company is not aware of any potentially material environmental liability relating to any property in which the Company has an interest. However, there can be no assurance that no such liability exists, or that future developments will not result in material costs and liabilities being imposed on the Company. It is possible that future environmental requirements may be more stringent than current requirements.

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

ITEM 2.  DESCRIPTION OF PROPERTY

  The Company's most significant asset consists of a resort development in west Texas known as Lajitas on the Rio Grande. The Company's net investment in this property was $2.5 million or 72% of total assets as of December 31, 1996. The development consists of approximately 24,000 acres of land located in the southwest portion of Brewster County adjacent to the western border of Big Bend National Park. A substantial portion of the 24,000 acres is pledged to secure borrowings of the Company. The development includes a hotel, condominiums, a restaurant, meeting rooms, various shops and other facilities in various separate one and two-story buildings. The development has ancillary site improvements consisting of a nine-hole golf course, recreational vehicle park, swimming pool, tennis courts, landing strip and an airplane hangar.

  Rental and other revenues from the operation of these facilities totaled $2.0 million and $2.3 million for the years ended December 31, 1996 and 1995, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of the two years ended December 31, 1996 are summarized as follows:

                                             Year Ended December 31,
                                            -------------------------
                                                1996         1995
                                            ------------  -----------
Hotel rooms:
  % Occupancy                                        39%          52%
  Average rate                               $    57.99   $    55.19
  Total revenue                              $  729,000   $  950,000
Condominiums:
  % Occupancy                                        25%          34%
  Average rate                               $   113.33   $   116.21
  Total revenue                              $  134,000   $  237,000

Total rental revenues                        $  863,000   $1,187,000
Restaurant, bar and golf course revenues        705,000      702,000
Other revenues                                  455,000      444,000
                                             ----------   ----------
Total revenues                               $2,023,000   $2,333,000
                                             ==========   ==========

  The development has a basis for federal income tax reporting of approximately $1.7 million as of December 31, 1996. The improvements are depreciated using the straight-line method with lives which range from twelve to forty years. The realty tax rate for 1996 was $1.77 per $100 assessed value and total taxes were approximately $64,000 for the year ended December 31, 1996. Due to the location of the development and lack of public fire protection, the Company considers the cost of obtaining insurance prohibitive and consequently, does not carry property insurance for this development.

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

  The Company has planned no significant additions to its properties during 1997.

ITEM 3.  LEGAL PROCEEDINGS

  The information with respect to legal proceedings is contained in Note 6 of the Notes to Consolidated Financial Statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

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

  The approximate number of holders of record of the Company's stock as of March 17, 1997 was 518. No dividends have been paid by the Company since its inception and the Company has no plans to pay dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  This report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this section and elsewhere in this report are forward looking statements and, although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company's business and financial results are subject to various risks and uncertainties, including the Company's ability to settle or restructure its remaining debt and other obligations and to generate positive cash flow to cover its operating expenses, that may cause actual results to differ materially from the Company's expectations. The Company does not intend to provide updated information other than as otherwise required by applicable law. All subsequent written and oral forward looking statement attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this paragraph and elsewhere in this report.

  The following is a summary of certain financial information regarding the Company. All amounts are stated in thousands of dollars, except per share amounts. This summary should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto.

                                            Year Ended December 31,
                                           -------------------------
                                               1996         1995
                                           ------------  -----------

Resort revenues                              $   2,023    $   2,333
Real estate revenues, net                          997        1,431
Resort operating expenses                       (2,490)      (2,268)
Other operating expenses                          (933)        (966)
Interest expense                                  (403)        (458)
                                             ---------    ---------
Income (loss) before extraordinary gain           (806)          72
Extraordinary gain on debt settlements           1,108           33
                                             ---------    ---------
Net income                                   $     302    $     105
                                             =========    =========
Income (loss) per common share:
  Before extraordinary gain                  $   (0.25)   $    0.02
  Net income                                 $    0.10    $    0.03
Total assets                                 $   3,422    $   4,074
Total debt                                   $   5,545    $   6,134
Total stockholders' deficit                  $  (4,552)   $  (4,854)

CURRENT BUSINESS CONDITIONS, CERTAIN EVENTS AND UNCERTAINTIES

  Prior to 1996, the Company had sustained losses from operations for several years and the Company anticipates that it will incur a loss from operations for 1997. Such losses depleted the Company's stockholders' equity in 1989. Cash flow from operations has not been sufficient to meet liquidity needs during the past several years and the Company anticipates negative cash flow from operations during 1997. The Company's operations are concentrated in Texas, which from 1986 to 1988 was adversely affected by the downturn in the energy and real estate markets. Reduced revenues during this period resulted in a deterioration of the Company's financial condition and its ability to meet its obligations. As a result, since 1989, the Company has entered into a series of transactions to significantly reduce its debt obligations through the transfer of a significant amount of the Company's assets to its lenders and creditors.

LIABILITY SETTLEMENTS

  During 1995, a joint venture in which the Company had a 19.4% ownership interest had a note payable with an outstanding principal balance of $5.2 million which was due and payable. The joint venture was unable to repay this note at its maturity. During January 1996, the venture obtained a new loan from a bank in the original principal amount of $3.0 million. The proceeds of this new loan were used to settle the $5.2 million loan plus accrued interest in full. As a condition of the new loan, the bank required a ten year lease on the entire building to be executed by the partners in the ratio of their ownership interests. However, due to the financial condition of the Company, the bank would not accept the Company's lease. In addition, the building was in need of repairs and the Company would have been required to make additional capital contributions to fund these repairs. The Company, also owed the venture approximately $70,000 in past due rent for periods prior to 1992.

This rent was forgiven in January 1996. As a result of these obligations, the Company sold its partnership interest to Hallmark Residential Group, Inc. (Hallmark), a company controlled by Walter M. Mischer. In exchange, Hallmark assumed the Company's obligations in connection with this joint venture and entered into the ten year lease. In connection with this sale, the Company retained a 25% cash flow interest in Hallmark's 20% ownership interest. The Company recognized an extraordinary gain on the settlement of these obligations of $408,000, during 1996.

  During 1996, the Company settled certain notes payable with aggregate outstanding principal balance of $345,000 and related accrued interest of $200,000. These obligations were satisfied by the foreclosure of properties pledged as collateral for these notes which had an aggregate book value of $227,000 and a cash payment of $30,000. The Company recognized extraordinary gains on these settlements of $288,000. In addition, the Company settled certain obligations in connection with cash flow assignments granted to creditors during 1990, and recorded extraordinary gains of $205,000.

  During 1992, the Company restructured the debt of one of it its partnerships. In connection with this restructure, the Company issued a $300,000 principal amount note payable to the other joint venture partner. This note was secured by the Company's 20% equity interest in the venture and was due September 1995. Due to the Company's financial condition, it was unable to retire this note at maturity. During December 1995, the partnership through which the Company held its 20% interest in the joint venture admitted a new limited partner (Walter M. Mischer, Trustee) in exchange for a capital contribution of $306,000. These funds were used to repay the note and accrued interest. In exchange for the capital contribution, the new limited partner will receive (i) the first $306,000 of any future cash flow, (ii) interest on the $306,000 at 10% compounded annually, and (iii) 66 2/3% of any remaining cash flow. As a result of this transaction, the Company's effective ownership in this partnership was reduced to 6.7%.

  The Company's other debt consists of unsecured notes payable which were due September 30, 1993. These notes are payable to trade creditors of a subsidiary of the Company that ceased operations during 1989. The Company has made offers to these creditors to settle existing claims at less than the amounts due. During 1996, the Company had made payments of $98,000 in settlement of $186,000 in principal amount of these trade creditor notes plus accrued interest. During 1995, the Company made payments of $7,000 in settlement of $29,000 in principal amount of these trade creditor notes plus accrued interest. As of December 31, 1996, $473,000 in trade creditor notes and related accrued interest remain in default.

  The settlements discussed above resulted in extraordinary gains of $1,108,000 in 1996 and $33,000 in 1995.

CONTINUED OPERATIONS

  As more fully described in Note 5 of the Notes to Consolidated Financial Statements, the Company continues to be delinquent on certain debt with an outstanding principal balance of approximately $4,960,000 and debt with aggregate outstanding balances of approximately $338,000 will mature during 1997. The Company has also guaranteed certain debt of one of its former subsidiaries which had an outstanding balance of $1.1 million at December 31, 1996. The Company must settle or restructure existing debt and generate positive cash flow to cover operating expenses and other cash requirements to continue as a going concern and to realize the carrying amount of its assets. The Company's future financial condition depends upon its ability to generate cash at levels to meet operating needs and debt obligations. Management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest expense), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

  Loss before extraordinary gains was $806,000 in 1996 compared with income before extraordinary gains of $72,000 in 1995. The Company recorded extraordinary gains on debt settlements of $1,108,000 during 1996 and $33,000 during 1995. Net income was $302,000 or $.10 per share for 1996 compared to net income of $105,000 or $.03 per share for 1995.

  Rentals and other income from the Company's resort in west Texas were $2.0 million and $2.3 million for the years ended December 31, 1996 and 1995, respectively. The decrease in rental and other income was due to decreased occupancy during 1996 which was higher during 1995 as a result of rentals in connection with the production of a movie during 1995. In addition, occupancy declined during 1996 due to dry weather and low water conditions for rafting and other river related activities. Resort operating expenses increased due to additional expenditures for maintenance, operating supplies, linen and glassware replacements and other operating expenses. See Item 2, "Description of Property" included herein for a discussion of the Company's resort development.

  Real estate revenues decreased to $997,000 in 1996 from $1,431,000 in 1995. This decrease was primarily due to the 1995 receipt of $225,000 in connection with its ownership of a net profits interest in a Houston subdivision. The net profits interest was retained by the Company as part of a 1990 debt restructure and the conditions of the profits interest were satisfied during 1995. In addition, during 1995 the Company received a construction supervision fee of $239,000 in connection with a lease of a portion of the building in which the Company had a joint venture ownership interest. During 1995, the Company sold all of its shares of the stock of Space Industries, Inc. for a gain of $143,000. All of these transactions represented 100% of the revenues to be earned from these sources and are considered nonrecurring items of income. During 1996, the Company sold a large portion of its minority ownership in Jackson Supply Company, a former subsidiary of the Company and recorded a profit of $116,000. These amounts are included in interest and other income shown below.

  Real estate revenues, net include the following amounts:


(Thousands of Dollars)                       Year Ended December 31,
--------------------------------------------------------------------------------
                                                 1996         1995
--------------------------------------------------------------------------------

Management fees                                $      795    $     777
Interest and other income                             150          633
Equity in income of real
  estate joint ventures                               43            21
Sales of real estate                                 107            --
Cost of real estate sales                            (98)           --
--------------------------------------------------------------------------------
Total real estate revenues, net                $     997     $   1,431
================================================================================

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow from operations has not been sufficient to meet the Company's obligations for the past several years and management anticipates that cash flow from operations will not be sufficient to meet its liquidity needs in 1997. The financial condition of the Company indicates that, unless operating results and cash flow improve, the Company will be required to borrow funds or to continue to sell assets. There can be no assurance that the Company could arrange to borrow funds from other sources or to sell sufficient assets to meet its cash needs or restructure its existing debt.

  As of December 31, 1996, the Company was delinquent on notes payable and other long-term debt of approximately $4,960,000 and interest payments of $1,299,000. During 1997, approximately $338,000 of principal payments on real estate notes payable and other long-term debt will be due. In addition, as of December 31, 1996, the Company had recorded accounts payable and accrued expenses and other liabilities of $2.4 million. Management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest expense), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or possible liquidation of the Company. The Company's debts and obligations are discussed in Notes 1, 3, 5, 6, and 7 of Notes to Consolidated Financial Statements of the Company.

  With the exception of the improvements and a portion of the land located at the Company's resort development in west Texas, substantially all of the Company's real estate assets are pledged to secure debt. Management believes that in a stable market the values of the properties would exceed the balances of the loans which they secure. If the Company were to sell or dispose of its real estate assets as a result of the maturity or acceleration of the underlying debt or for reasons other than those arising in the normal course of business, it is anticipated that sales prices would be significantly less than the current carrying amount of the assets and such sales or dispositions would not generate sufficient funds to retire the debt related to such assets.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

  The information required by Item 9 is contained in the Company's proxy statement to be used in connection with its 1997 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

  The information required by Item 10 is contained in the Company's proxy statement to be used in connection with its 1997 annual meeting of stockholders under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 11 is contained in the Company's proxy statement to be used in connection with its 1997 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 12 is contained in the Company's proxy statement to be used in connection with its 1997 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (A) Exhibits Required by Item 601 of Regulation S-B
                                                      *Filed Herein or
                                                      Incorporated by Reference
                                                      from Exhibit
                                                      _________________________

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

       (22)    Subsidiaries of the Registrant              Exhibit 21

       (27)    Financial Data Schedule                     Exhibit 27

        (2)    Financial Statements -

               Report of Independent Public Accountants

               Consolidated Balance Sheet -
                December 31, 1996

               Consolidated Statements of Income for
                each of the Two Years Ended
                December 31, 1996 and 1995

               Consolidated Statements of Changes in Stock-
                holders' Deficit for each of the Two Years
                Ended December 31, 1996 and 1995

               Consolidated Statements of Cash Flows for
                each of the Two Years Ended
                December 31, 1996 and 1995

               Notes to Consolidated Financial Statements

  (B) Reports on Form 8-K

      The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Southern Investors Service Company, Inc.:

We have audited the accompanying consolidated balance sheet of Southern Investors Service Company, Inc. (a Delaware Corporation), and subsidiaries (the Company) as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Investors Service Company, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The Company's cash flow from operations has not been adequate to meet the Company's obligations for the past several years. Management projects negative cash flow from operations for 1997 and the Company has a deficit in stockholders' equity. As described in Note 5 to the Consolidated Financial Statements, even though the Company has restructured certain indebtedness in the last several years, it continues to be delinquent on $4,960,000 of debt and debt with an aggregate outstanding balance of approximately $338,000 matures in 1997. As discussed in Note 6 to the Consolidated Financial Statements, the Company is involved in litigation and other contingencies, the outcome of which are uncertain at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern and to realize the carrying amount of its assets. Management is currently reviewing options in regard to these matters as described in Note 1 to the Consolidated Financial Statements. There can be no assurance that actual events will occur in accordance with the assumptions considered in the options management is currently reviewing. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and the consolidated financial statements do not include any adjustments, which could be significant, that might result from the outcome of the uncertainties described above.


                                                             Arthur Andersen LLP

Houston, Texas
March 7, 1997

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996
                            (Thousands of Dollars)

ASSETS

REAL ESTATE ASSETS:
 Resort development, net                                      $  2,471
 Real estate held for resale or development                         98
 Equity in real estate joint ventures, net                         499
                                                              --------
  Total real estate assets                                       3,068

CASH                                                               154
ACCOUNTS RECEIVABLE                                                188
OTHER ASSETS                                                        12
                                                              --------
  Total assets                                                $  3,422
                                                              ========
LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable, including $4,487 matured                     $  5,072
  Other debt, matured                                              473
  Accounts payable and accrued expenses                          2,120
  Other liabilities                                                309
                                                              --------
       Total liabilities                                         7,974
                                                              --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
       shares authorized, none issued                               --
  Common stock, $1 par, 10,000,000 shares authorized,
       3,281,331 shares issued                                   3,281
  Additional paid-in capital                                     3,031
  Retained deficit                                             (10,738)
  Less treasury stock, 112,402 shares, at cost                    (126)
                                                              --------
       Total stockholders' deficit                              (4,552)
                                                              --------
       Total liabilities and stockholders' deficit            $  3,422
                                                              ========

        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Thousands of Dollars,
                           Except Per Share Amounts)

                                                  Year Ended December 31,
                                                  -----------------------
                                                     1996         1995
                                                  ----------   ----------

RESORT REVENUES                                   $    2,023   $    2,333

REAL ESTATE REVENUES, NET                                997        1,431
                                                  ----------   ----------
                                                       3,020        3,764
                                                  ----------   ----------
RESORT OPERATING EXPENSES                              2,490        2,268

OTHER OPERATING EXPENSES                                 933          966
                                                  ----------   ----------
                                                       3,423        3,234
                                                  ----------   ----------
INCOME (LOSS) FROM OPERATIONS                           (403)         530

INTEREST EXPENSE                                        (403)        (458)
                                                  ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES  AND
 EXTRAORDINARY GAINS                                    (806)          72

INCOME TAXES (Net of tax operating loss
 carryforward realization of $24 in 1995)                 --           --
                                                  ----------   ----------
INCOME (LOSS) BEFORE EXTRAORDINARY
 GAINS                                                  (806)          72

EXTRAORDINARY GAINS ON DEBT SETTLEMENTS
 (Net of tax provision and operating
 loss carryforward realization of
 $377 and $11)                                         1,108           33
                                                  ----------   ----------
NET INCOME                                        $      302   $      105
                                                  ==========   ==========
INCOME PER COMMON SHARE:

 Income (Loss) before extraordinary gains         $    (0.25)  $     0.02
                                                  ==========   ==========
 Net Income                                       $     0.10   $     0.03
                                                  ==========   ==========
AVERAGE NUMBER OF SHARES OUTSTANDING               3,168,929    3,168,929
                                                  ==========   ==========

       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                            (Thousands of Dollars)


                                Common Stock
                              -----------------  Additional
                                                  Paid-In    Retained  Treasury
                               Shares    Amount   Capital     Deficit    Stock
                              --------- -------- ----------  --------- --------

BALANCE, December 31, 1994    3,281,331  $ 3,281   $  3,031  $(11,145)  $  (126)
  Net income                         --       --         --       105        --
                              ---------  -------   --------  --------   -------

BALANCE, December 31, 1995    3,281,331    3,281      3,031   (11,040)     (126)
  Net income                         --       --         --       302        --
                              ---------  -------   --------  --------   -------

BALANCE, December 31, 1996    3,281,331  $ 3,281   $  3,031  ($10,738)    ($126)
                              =========  =======   ========  ========   =======



       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)


                                                        Year Ended December 31,
                                                       ------------------------
                                                           1996         1995
                                                       ------------  ----------
Cash flows from operating activities:
  Net income                                             $   302       $   105
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Extraordinary gains on debt settlements               (1,108)          (33)
    Equity in undistributed income of real estate
      joint ventures                                         (43)          (21)
    Distribution from real estate joint
      ventures, net                                           84            36
    Gain from sale of assets                                (116)         (143)
    Depreciation and amortization                            222           234
  Change in assets and liabilities:
    Investments in real estate, net                          (72)           --
     Decrease (increase) in accounts
       receivable and other assets                           110          (365)
    Increase in accounts payable,
      accrued expenses and other                             455           207
                                                         -------       -------
             Net cash provided by (used in)
              operating activities                          (166)           20

Cash flows from investing activities:
  Proceeds from sale of investments                          116           250
                                                         -------       -------
Cash flows from financing activities:
  Borrowings                                                 188            --
  Payments on notes payable and other debt                  (301)          (46)
                                                         -------       -------
             Net cash used in financing activities          (113)          (46)

Net increase (decrease) in cash                             (163)          224
Beginning cash                                               317            93
                                                         -------       -------
Ending cash                                              $   154       $   317
                                                         =======       =======



       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  CURRENT BUSINESS CONDITIONS

  Southern Investors Service Company, Inc. and its subsidiaries' (Company) operations are concentrated in Texas, which from 1986 to 1988 was adversely affected by the downturn in the energy and real estate markets. During 1990, the Company reached an agreement with certain of its creditors to resolve defaults under various loans and to settle the outstanding debt and remaining deficiencies. The settlement provided for the conveyance to the creditors of title to certain collateral securing the loans and the assignment of distribution rights of certain real estate projects. Total debt satisfied was $85.4 million for the conveyance and assignments of a significant portion of the Company's assets. As a result, the Company's cash flow from operations has not been sufficient to meet the Company's obligations for the past several years. The Company has sustained net operating losses in 1996 and prior years and anticipates that it will incur a net operating loss for 1997. Such losses depleted the Company's stockholders' equity in 1989. The 1995 income from operations was due primarily to nonrecurring sales of assets and restructure of partnership interests in equity joint ventures. The Company's ability to continue as a going concern is dependent upon its ability to settle or restructure existing debt and generate positive cash flow to cover operating expenses and other cash requirements.

  Management believes that the debt settlements discussed below have improved the Company's financial condition, however, debt totaling $4,960,000 has matured and is currently due and debt totaling $338,000 matures in 1997. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest expense), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or possible liquidation of the Company. There is no assurance that the Company could arrange to borrow funds or raise capital from other sources. While management believes that its assumptions are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

LIABILITY SETTLEMENTS

  During 1995, a joint venture in which the Company had a 19.4% ownership interest had a note payable with an outstanding principal balance of $5.2 million which was due and payable. The joint venture was unable to repay this note at its maturity. During January 1996, the venture obtained a new loan from a bank in the original principal amount of $3.0 million. The proceeds of this new loan were used to settle the $5.2 million loan plus accrued interest in full. As a condition of the new loan, the bank required a ten year lease on the entire building to be executed by the partners in the ratio of their ownership interests. However, due to the financial condition of the Company, the bank would not accept the Company's lease. In addition, the building was in need of repairs and the Company would have been required to make additional capital contributions to fund these repairs. The Company, also owed the venture approximately $70,000 in past due rent for periods prior to 1992. This rent was forgiven in January 1996. As a result of these obligations, the Company sold its partnership interest to Hallmark Residential Group, Inc. (Hallmark), a company controlled by Walter M. Mischer, Chairman of the Board of Directors of the Company. In exchange, Hallmark assumed the Company's obligations in connection with this joint venture and entered into the ten year lease. In connection with this sale, the Company retained a 25% cash flow interest in Hallmark's 20% ownership interest. The Company recognized an extraordinary gain on the settlement of these obligations of $408,000 during 1996.

  During 1996, the Company settled certain notes payable with aggregate outstanding principal balance of $345,000 and related accrued interest of $200,000. These obligations were satisfied by the foreclosure of properties pledged as collateral for these notes which had an aggregate book value of $227,000 and a cash payment of $30,000. The Company recognized extraordinary gains on these settlements of $288,000. In addition, the Company settled certain obligations in connection with cash flow assignments granted to creditors during 1990, and recorded extraordinary gains of $205,000.

  The Company's other debt consists of unsecured notes payable which were due September 30, 1993. These notes are payable to trade creditors of a subsidiary of the Company that ceased operations during 1989. The Company has made offers to these creditors to settle existing claims at less than the amounts due. During 1996, the Company had made payments of $98,000 in settlement of $186,000 in principal amount of these trade creditor notes plus accrued interest. During 1995, the Company made payments of $7,000 in settlement of $29,000 in principal amount of these trade creditor notes plus accrued interest. As of December 31, 1996, $473,000 in trade creditor notes and related accrued interest remain in default.

  The settlements discussed above resulted in extraordinary gains of $1,108,000 in 1996 and $33,000 in 1995.

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of cash and accounts receivable approximate fair value due to relatively short maturities. It was not practicable to estimate the fair value of debt and related accrued interest as significant amounts of debt have matured or will mature during 1997. The Company is in process of negotiating with lenders to settle debt for cash payments or transfer of other assets at substantially less than amounts due.

  REAL ESTATE OPERATIONS

  Profits from sales of real estate are recognized only upon delivery of a deed, transfer of all attributes of ownership, receipt from the purchaser of an adequate cash down payment, and the absence of obligations to perform significant activities after the sale. If the required cash down payments have not been received, sales and related costs are recorded but the gross profits are deferred and recognized on the installment method of accounting until sufficient cash payments have been received. Deferred gross profit of $309,000 as of December 31, 1996 is included in other liabilities in the accompanying Consolidated Balance Sheet.

  Residential lots and real estate held for resale or development are stated at the lower of cost or net realizable value. The estimated net realizable value of real estate is based upon the anticipated sales price in the normal course of business less estimated costs of completion and direct costs of disposal. If the Company estimates that the cost upon completion will exceed the net realizable value, the Company provides a reserve for such excess costs. Cost includes the land acquisition cost, general improvements and interest, property taxes and other carrying costs capitalized during development. Interest is capitalized on the average amount of accumulated expenditures for property being developed using an effective rate based on related debt. Interest and property tax capitalization continues until the assets are ready for sale or until development of the property is suspended. Costs are allocated to tracts based upon the relative sales value of the tracts.

  Management continues to monitor the impact of changes in economic conditions to determine the effect on the carrying value of its real estate assets in accordance with SFAS No. 121. The effect of any significant changes will be reported in income in the period such effect can be reasonably estimated. If the Company were to sell or dispose of its real estate assets as a result of the maturity or acceleration of the underlying debt or because the Company is not able to continue as a going concern, it is anticipated that sales or dispositions would not generate sufficient funds to retire the related debt and would be significantly less than the current carrying amount of assets.

  DEPRECIATION

  Resort development properties are carried at amortized cost and are depreciated on the straight-line basis over their estimated useful lives net of estimated salvage value. At December 31, 1996, accumulated depreciation totaled approximately $4,135,000.

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

(3)  REAL ESTATE OPERATIONS

  Real estate revenues, net include the following amounts:
(Thousands of Dollars)                                 Year Ended December 31,
--------------------------------------------------------------------------------
                                                          1996         1995
--------------------------------------------------------------------------------

Management fees                                          $ 795       $  777
Interest and other income                                  150          633
Equity in income of real estate joint ventures              43           21
Sales of real estate                                       107           --
Cost of real estate sales                                  (98)          --
--------------------------------------------------------------------------------
Total real estate revenues, net                          $ 997       $1,431
================================================================================

  The combined condensed balance sheet and statements of income of the real estate joint ventures accounted for on the equity method are set forth below:



Balance Sheet                                                     December 31,
--------------------------------------------------------------------------------
(Thousands of Dollars)                                                1996
--------------------------------------------------------------------------------
ASSETS:
Cash                                                                $      4
Developed residential lots                                               589
Real estate held for resale or development                             1,553
--------------------------------------------------------------------------------
                                                                    $  2,146
================================================================================
LIABILITIES & VENTURERS' EQUITY:
Accounts payable and accrued liabilities                            $    146
Venturers' equity:
 Company and its subsidiaries                                            144
 Other ventures                                                        1,856
--------------------------------------------------------------------------------
                                                                    $  2,146
================================================================================

Statements of Income                                     Year Ended December 31,
--------------------------------------------------------------------------------
(Thousands of Dollars)                                    1996          1995
--------------------------------------------------------------------------------
REVENUES:
 Sales of real estate                                $   1,445      $  1,286
 Cost of sales                                             922           855
--------------------------------------------------------------------------------
                                                           523           431
 Rental and other income                                   242         3,828
--------------------------------------------------------------------------------
                                                           765         4,259
EXPENSES:
 Operating expenses                                        242         3,287
 Interest expense                                           --           662
--------------------------------------------------------------------------------
Income before gain on debt settlements                     523           310
Gain on debt settlements                                 1,118(a)         --
--------------------------------------------------------------------------------
Net income                                           $   1,641      $    310
================================================================================
Equity of the Company
 in income before extraordinary gains                $      43      $     21
================================================================================

     (a) The Company's equity in the gain on debt settlements is reported in the accompanying consolidated statement of income as an extraordinary gain.

     The Company had a 20% equity interest in a joint venture that owned a 10 story office building. During December 1995, the Company's ownership was reduced to 6.7%. Accordingly, as of December 31, 1995, the investment is accounted for on the cost method. The Company's investment in this joint venture is $355,000. In addition as discussed in Note 1, the Company sold its 19.4% ownership in another joint venture during January 1996.

  No federal income tax provision is included in the combined condensed statements of income for the joint ventures since each venturer will report in its tax return its share of each joint venture's income.

(4)  FEDERAL INCOME TAXES

  The estimated tax effect of temporary differences and tax attributes representing deferred tax liabilities and assets is summarized as follows:

                                                            December 31,
--------------------------------------------------------------------------------
(Thousands of Dollars)                                          1996
--------------------------------------------------------------------------------

Tax benefits due to:
  Tax loss carryforwards                                     $  9,777
  Accrued expenses and other liabilities                          150
  Other                                                            74
                                                             --------
  Gross deferred tax asset                                     10,001
Deferred tax liability due to:
  Accelerated depreciation                                        (48)
  Basis difference in real estate assets                         (799)
                                                             --------
  Net deferred tax asset                                        9,154
  Less-Valuation allowance                                     (9,154)
                                                             --------
                                                             $     --
                                                             ========

  The Company estimates that as of December 31, 1996, its loss carryforward for federal income tax reporting purposes, after giving consideration to the tax effect of the debt settlements as discussed in Note 1, is approximately $28.8 million, of which approximately $7.3 million is capital loss carryforward. The capital loss carryforward will begin to expire in 1997 and the operating loss carryforward will begin to expire in 2002. The tax benefit of the operating loss carryforward has been recognized as a reduction of the deferred taxes provided on temporary differences which are expected to reverse during the carryforward period. The valuation allowance as of December 31, 1996 totaled $9,154,000, a decrease of approximately $102,000 from December 31, 1995 primarily due to utilization of net operating loss carryforwards to offset current tax liabilities resulting from the debt restructurings.

  No taxes were paid during 1996 or 1995.

  In October 1986, the Tax Reform Act of 1986 (the Act) was passed. The Act substantially changed the rules regarding the availability of a corporation's operating loss carryforward following a significant change of ownership. Under most circumstances, the limitations on the use of the operating loss carryforward are imposed if the equity ownership of a corporation's 5% stockholders increases by more than 50% over the lowest percentage of equity ownership of such stockholders during the three year period prior to the date of the ownership change. No change of ownership had occurred through December 31, 1996. The Revenue Reconciliation Act of 1993 did not have a material impact on the Company's financial position or results of operation.

  (5)  NOTES PAYABLE AND OTHER DEBT

  NOTES PAYABLE

The Company's notes payable are summarized as follows:

                                                               December 31,
(Thousands of Dollars)                                             1996
--------------------------------------------------------------------------------
    Matured notes, partially secured by real
      estate, bearing interest at rates ranging
      from 6% to 10%                                            $  1,047

    Matured notes issued to various debenture holders,
     bearing interest at 6%                                        3,440

    Note payable to Walter M. Mischer secured by
      real estate, due during 1997, and bearing
      interest at the prime rate plus 1%                             338

    Notes payable to Walter M. Mischer (See Note 7)                   73

    Other                                                            174
                                                                --------
                                                                $  5,072
                                                                ========

  As of December 31, 1996, the Company was delinquent on principal and interest payments of $4,487,000 and $1,299,000, respectively, on its notes payable. The Company is currently negotiating settlement of these debts.

  During 1993 the Company restructured debentures with an aggregate principal balance of $2,331,000, debenture loans advanced by certain debenture holders with aggregate principal balances of $639,000 and accrued and unpaid interest with respect to these Debentures and debenture loans of approximately $470,000 in exchange for unsecured promissory notes of the Company. These notes with an aggregate principal balance of $3,440,000 bear interest at 6% compounded annually and were due October 2, 1996.

  OTHER DEBT

  At December 31, 1996, other debt of $473,000 consists of unsecured notes payable and related accrued interest payable to trade creditors of a subsidiary of the Company that ceased operations during 1989, which were due September 30, 1993. See Note 1 for a discussion of the settlement of certain of these notes.

  With the exception of the improvements and a portion of the land located at the Company's resort in west Texas, substantially all of the Company's real estate assets are pledged as collateral. Minimum annual principal payments on total notes payable and other debt during the years 1997 through 2001 are $338,000, $20,000, $0, $0, and $226,000, respectively, not including the delinquent principal amounts discussed above. Additional amounts may become due to obtain the release of real estate which is sold.

  As of December 31, 1996, the Company has not received any notices of default or acceleration from any of its lenders.

  Interest paid on the consolidated indebtedness during the years ended December 31, 1996 and 1995 was $25,000 and $28,000, respectively.

(6)  COMMITMENTS AND CONTINGENCIES

  The Company has guaranteed a revolving line of credit of a former subsidiary. This loan has an outstanding balance of $1.1 million at December 31, 1996.

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

(7)  RELATED PARTY TRANSACTIONS

  During 1996 and 1995, the Company settled certain obligations with related parties. These settlements are discussed in Note 1.

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

  In connection with various debt settlements during the past several years, Mr. Mischer had loaned or advanced the Company various amounts. In 1993, these loans and advances were consolidated into a single note in the principal amount of $338,000. This note bears interest at the prime rate plus 1% and is due
May 18, 1997. This note is secured by approximately 14,720 acres of land located adjacent to the Company's resort in west Texas. In addition, during 1996, the Company executed two additional notes to Mr. Mischer. One note in the original principal amount of $25,688 is unsecured and is payable in monthly payments of $640 per month, bears interest at the rate of 9% and is due March 1998. At December 31, 1996, the outstanding principal balance was $21,546. The second note is secured by receivables, is payable monthly as collections on the related receivables are received, bears interest at the rate of 9%, with a final maturity of July 2001. As of December 31, 1996, the outstanding principal balance was $51,014.

  During 1990, the Company entered into a series of transactions relating to its 75% joint venture interest in Heritage Park Venture II (Heritage Park) and its net profits interest in the Fairwood subdivision. Prior to these transactions, the Company had effectively conveyed to others substantially all of its beneficial interest in Heritage Park. The Company arranged the sale to Hallmark, a Company in which Mr. Mischer then owned 56% of the common stock, of an unencumbered 62.5% interest in Heritage Park for $2,285,000 in cash and $186,000 payable from future cash flow from Heritage Park. To consummate the sale of an unencumbered 62.5% interest in the venture, the Company negotiated recission of its purchase of Hallmark common stock and subordinated debentures and reacquisition of the rights to proceeds from Heritage Park that had been conveyed to its lenders. The Company paid $2,285,000 of the proceeds received from the sale of the 62.5% interest in Heritage Park to reacquire its beneficial interest in Heritage Park that it had conveyed to its lenders and to settle $1,267,000 of its indebtedness with the lenders. The Company retained all rights to the $186,000 portion of sale proceeds payable from future cash flow from Heritage Park, a 12.5% joint venture interest in Heritage Park and a net profits interest in Fairwood and recognized a $685,000 gain on this series of transactions. The Company received cash distributions of $95,000 and $261,000 and recognized income of $72,000 and $272,000 during 1996 and 1995, respectively, relating to its remaining 12.5% equity interest in Heritage Park and cash flow interest in Fairwood.

  On December 15, 1989, Mr. Mischer and Walter M. Mischer, Jr. agreed to make debenture loans to the Company equal to all future principal payments and 72% of future interest payments received on the Debentures held by them. In 1991, Mr. Mischer and Mr. Mischer, Jr. agreed to make debenture loans to the Company equal to 100% of the interest payments received on the Debentures on June 1 and December 1, 1991. Such debenture loans made to the Company bear interest at the same rate as the applicable 7% or 8.5% Debenture and were due on September 30, 1993. See Note 5 describing the terms of the Debenture modification. In addition, Mr. Mischer and Mr. Mischer, Jr. made debenture loans of $133,000 which amount is equal to 72% of interest payments received during 1989 on the Debentures held by them. Such debenture loans made to the Company during 1989 bear interest at 6% and 7% per annum and were due on September 30, 1993. During 1993, in connection with the restructure of the Company's Debentures, the Company issued $3,440,000 in unsecured promissory notes to certain directors, stockholders and affiliates including notes to Mr. Mischer, Mr. Mischer, Jr., John D. Weil and John W. Storms, Trustee, in the aggregate principal amount of $2,995,000 to consolidate amounts due for the debenture loans discussed above,

Debentures held by them and accrued and unpaid interest. These notes bear interest at 6% compounded annually and were due October 2, 1996.

  Mr. Mischer and Mr. Mischer, Jr. participate in real estate projects in the Houston area which may compete with the Company's projects.

  As a result of a series of transactions occurring during 1989 and 1990, the Company's effective investment in Jackson Supply Company (Jackson) was reduced to 10%. In connection with these transactions, Mr. Mischer and the president of Jackson have effective investments in Jackson of 75% and 15%, respectively. Since the Company has an effective investment of less than 20% of the voting stock of Jackson, it accounted for its investment in Jackson on the cost method subsequent to December 31, 1990. During 1996, the Company sold a portion of its minority ownership in a former subsidiary to the former subsidiary's president for a gain of $116,000. The Company has guaranteed Jackson's revolving line of credit with a bank. At December 31, 1996, the revolving line of credit had an outstanding principal balance of $1.1 million.

  In January 1990, the Company entered into an agreement with a limited partnership, in which Mr. Mischer holds an effective interest of 50%, to manage the development and sales of a residential property for a monthly fee of $10,000. In addition, the Company manages real estate projects in which Mr. Mischer has effective ownership interests ranging from 33% to 100% for an aggregate monthly management fee of $44,000. The Company also has management contracts on the two office buildings in which Mr. Mischer has an ownership interest which provide for aggregate monthly management fees of $10,000. In addition, during 1995, the Company entered into a management agreement with a partnership in which Mr. Mischer, Jr. has a 50% ownership interest which provides for monthly payments of $6,000. The management contracts are cancelable upon thirty days notice. As of December 31, 1996, the Company had accounts receivable from these and other projects of $112,000.

  A joint venture in which Mr. Mischer has an ownership interest has options to purchase lots from a joint venture in which the Company is a venturer. A total of 84 lots and 75 lots were purchased by this affiliated joint venture for an aggregate amount of $1,445,000 and $1,286,000 during 1996 and 1995, respectively. This joint venture has outstanding option contracts totaling $1,323,000 covering 75 lots with the affiliated joint venture at December 31, 1996.

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

  During 1992 and 1987, Mr. Mischer purchased certain notes receivable held by a subsidiary of the Company at face amount of $83,000 and $546,000, respectively. The Company is required at Mr. Mischer's election to repurchase, at par, any note with a payment more than 90 days delinquent. None of these notes have been repurchased through December 31, 1996.

  In the opinion of the management of the Company, all of the transactions described above were effected on terms at least as favorable to the Company as those which could have been obtained from unaffiliated third parties.

(8)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following:

                                                      December 31,
      ------------------------------------------------------------
      (Thousands of Dollars)                              1996
      ------------------------------------------------------------

      Trade accounts payable                             $  167
      Accrued interest payable                            1,406
      Accrued taxes payable                                 211
      Accrued insurance settlements                         273
      Other accrued liabilities                              63
                                                         ------
                                                         $2,120
                                                         ======

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   SOUTHERN INVESTORS SERVICE COMPANY, INC.

                         By:    /s/ WALTER M. MISCHER

                         __________________________________
                         Walter M. Mischer
                         Chairman of the Board
                         Chief Executive Officer

                         Date:  March 27, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WALTER M. MISCHER               DATE:  MARCH 27,1997
___________________________________
Walter M. Mischer
Chairman of the Board and
Chief Executive Officer
Director


/s/ WALTER M. MISCHER, JR.          DATE:  MARCH 27, 1997
___________________________________
Walter M. Mischer, Jr.
President and Director
Chief Operating Officer


/s/ ERIC SCHUMANN                   DATE:  MARCH 27, 1997
___________________________________
Eric Schumann
Senior Vice President - Finance
Principal Financial and Accounting Officer


/s/ JOHN D. WEIL                    DATE:  MARCH 27, 1997
___________________________________
John D. Weil
Director

                               INDEX TO EXHIBITS
                       BY PAGE IN SEQUENTIAL NUMBER COPY



Document or Exhibit                                               Page No.
--------------------------------------------------------------------------

Exhibit 21   Subsidiaries of the Registrant .......................  39

Exhibit 27   Financial Data Schedule ..............................  40