Form 10QSB
period 1997-03-31
SOUTHERN INVESTORS SERVICE CO INC
filed 1997-05-14
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997
                               -----------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from                 to
                               ----------------   -----------------------

                         Commission file number 04863
                     ------------------------------------

                   Southern Investors Service Company, Inc.
 ----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                      74-1223691
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2727 North Loop West, Suite 200,
        Houston, Texas                                      77008
    (Address of principal                                 (Zip Code)
      executive offices)

                                (713) 869-7800
                         -----------------------------
                           Issuer's telephone number


                -----------------------------------------------

                (Former name, former address and former fiscal
                      year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                              -------    -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes     No
                                                  -----  -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of May 13, 1997, Common Stock $1.00 Par Value

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1997
                            (Thousands of Dollars)
                                  (Unaudited)

ASSETS
--------
REAL ESTATE ASSETS:
 Resort development, net                                                    $  2,377
 Real estate held for resale or development                                       98
 Equity in real estate joint ventures, net                                       533
                                                                            --------
  Total real estate assets                                                     3,008
CASH                                                                             335
ACCOUNTS RECEIVABLE                                                              176
OTHER ASSETS                                                                      12
                                                                            --------
                                                                            $  3,531
                                                                            --------
LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------
LIABILITIES:
 Notes payable                                                              $  5,126
 Other debt                                                                      478
 Accounts payable and accrued expenses                                         2,140
 Other liabilities                                                               280
                                                                            --------
  Total liabilities                                                            8,024
                                                                            --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $1 par, 1,000,000
  shares authorized, none issued                                                  --
 Common stock, $1 par, 10,000,000 shares authorized,
  3,281,331 shares issued                                                      3,281
 Additional paid-in capital                                                    3,031
 Retained deficit                                                            (10,679)
 Less treasury stock, 112,402 shares, at cost                                   (126)
                                                                            --------
  Total stockholders' deficit                                                 (4,493)
                                                                           ---------

                                                                            $  3,531
                                                                            ========

        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                                              Three months ended
                                                    March 31,
                                            -----------------------
                                               1997         1996
                                            ----------   ----------
RESORT REVENUES                             $      794   $      690

REAL ESTATE REVENUES                               260          226
                                            ----------   ----------

                                                 1,054          916
                                            ----------   ----------

RESORT OPERATING EXPENSES                          700          674

OTHER OPERATING EXPENSES                           204          267
                                            ----------   ----------

                                                   904          941
                                            ----------   ----------

INCOME (LOSS) FROM OPERATIONS                      150          (25)

INTEREST EXPENSE                                   (91)        (104)
                                            ----------   ----------

INCOME (LOSS)
  BEFORE EXTRAORDINARY GAIN                         59         (129)

EXTRAORDINARY GAIN ON DEBT
   SETTLEMENTS                                    (---)         408
                                            ----------   ----------

NET INCOME                                  $       59   $      279
                                            ==========   ==========

INCOME (LOSS) PER COMMON SHARE:
 Income (Loss) before extraordinary gain          $.02       ($ .04)
                                            ==========   ==========
 Net income                                       $.02   $      .09
                                            ==========   ==========

AVERAGE NUMBER OF
 SHARES OUTSTANDING                          3,168,929    3,168,929
                                            ==========   ==========


       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                     Three Months
                                                                    Ended March 31,
                                                                    ---------------
                                                                      1997   1996
                                                                    ------  -------
Cash flows from operating activities:
 Net income                                                          $  59   $ 279
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Equity in undistributed income of real
     estate joint ventures                                             (30)     (9)
    Contributions to real estate joint ventures                         (4)     (9)
    Extraordinary gain on debt settlements                            (---)   (408)
    Depreciation and amortization                                       50      57
 Change in assets and liabilities:
   Investments in real estate                                          (26)    (66)
   Decrease in accounts receivable and other assets                     12      18
   Increase in accounts payable, accrued
    expenses and other                                                  67     152
                                                                     -----   -----

      Net cash provided by operating activities                        128      14
                                                                     -----   -----

Cash flows from financing activities:
 Borrowings (payments) on notes payable and other debt, net             53      (6)
                                                                     -----   -----

      Net cash provided by (used in) used by financing activities       53      (6)
                                                                     -----   -----

Net increase in cash                                                   181       8
Beginning cash                                                         154     317
                                                                     -----   -----

Ending cash                                                          $ 335   $ 325
                                                                     =====   =====




       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


(1)  CURRENT BUSINESS CONDITIONS

Net income of Southern Investors Service Company, Inc. and subsidiaries (the Company) was $59,000 for the three months ended March 31, 1997, as compared to $279,000 for the three months ended March 31, 1996. Included in net income for 1996 are extraordinary gains of $408,000 from the settlement of certain liabilities for less than the full amount due.

The Company has sustained losses from operations for each of the past several years, and management anticipates that the Company will incur an operating loss for the remainder of 1997. Cash flow from operations has not been and will not be sufficient to meet liquidity needs. Such losses have depleted the Company's stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Liability Settlements

During 1995, a joint venture note payable with an outstanding principal balance of $5.2 million was due and payable. The joint venture was unable to repay this note at its maturity. During January 1996, the venture obtained a new loan from a bank in the original principal amount of $3.0 million the proceeds of which were used to settle the $5.2 million loan plus accrued interest in full. As a condition of the new loan the bank required a ten year lease on the entire building to be executed by the partners in the ratio of their ownership interests. However, due to the financial condition of the Company, the bank was not willing to accept the Company's lease. In addition, the building was in need of repairs and the Company would have been required to make an additional capital contribution to fund these repairs. The Company also owed the venture approximately $70,000 in past due rent for periods prior to 1992, this amount was forgiven in January 1996. As a result of these obligations, the Company sold its partnership interest to Hallmark Residential Group, Inc. (Hallmark), a company controlled by Mr. Mischer (Chairman of the Board of Directors of the Company). In exchange, Hallmark assumed the Company's obligations in connection with this joint venture and entered into the ten year lease. In connection with this transaction, the Company retained a 25% cash flow interest in Hallmark's 20% ownership interest. The Company recognized an extraordinary gain on the settlement of these obligations of $408,000, during 1996.

Management believes that the debt settlements which have been consummated have improved the Company's financial condition. However, debt totaling $4,963,000 has matured and is currently due, and debt totaling $338,000 will mature later in 1997. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

(3)  REAL ESTATE OPERATIONS

  Real estate revenues include the following amounts:

                                                 Three Months
                                                    Ended
                                                   March 31,
                                                 -------------
                                                  1997   1996
                                                 ------ ------
                                                 (Thousands of
                                                    Dollars)

Equity in income of real estate joint ventures    $  30  $  9
Management fees                                     218   204
Interest and other income                            12    13
                                                  -----  ----

Total real estate revenues                        $ 260  $226
                                                  =====  ====

The combined condensed statements of income of the real estate joint ventures accounted for on the equity method are set forth below:

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                      1997            1996
                                                     ------          -------
                                                     (Thousands of Dollars)
REVENUES:
  Sales of real estate                               $ 561           $  447
  Cost of sales                                        303              306
                                                     -----           ------
                                                       258              141

  Rental and other income                               64              167
                                                     -----           ------
                                                       322              308
EXPENSES:
  Operating expenses                                   (41)            (173)

Gain on debt settlements                              (---)           1,118(a)
                                                     -----           ------

Net income                                           $ 281           $1,253
                                                     =====           ======
Equity of the Company in income of real estate
joint ventures (before extraordinary gain)           $  30           $    9
                                                     =====           ======

     (a) The Company's equity in the gain on the debt settlements is reported in the accompanying consolidated statements of income as an extraordinary gain.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

The net income for the first three months of 1997 was $59,000 or $.02 per share compared to a net income of $279,000 or $.09 per share during the first quarter of 1996. During 1996 the Company recorded extraordinary gains of $408,000 in connection with the settlement of various obligations at less than the full amount due.

Rental and other revenues from the operation of the Company's resort in west Texas totaled $794,000 and $690,000 for the three months ended March 31, 1997 and 1996, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of these periods are summarized as follows:

                                 Three months ended
                                      March 31,
                                --------------------
                                  1997       1996
                                ---------  ---------
Hotel rooms:
     % Occupancy                      50%        51%
     Average rate               $  59.71   $  59.23
     Total revenue              $240,000   $248,000
Condominiums:
     % Occupancy                      43%        39%
     Average rate               $  85.45   $  89.79
     Total revenue              $ 55,000   $ 52,000

Total rental revenue            $295,000   $300,000
Restaurant, bar and
  golf course revenue            240,000    240,000
Other revenues                   259,000    150,000
                                --------   --------
Total revenues                  $794,000   $690,000
                                ========   ========

     Real estate revenues were $260,000 for the first three months of 1997 compared to $226,000 last year.

LIQUIDITY AND CAPITAL RESOURCES

     On an annual basis, cash flow from operations has been negative for the past several years, and management anticipates that cash flow from operations will not be sufficient to meet the Company's liquidity needs during 1997. The financial condition of the Company indicates that, unless operating results and cash flow improve, the Company will be required to borrow funds or to continue to sell assets. It is unlikely that the Company will be able to arrange to borrow funds from other sources and there is no assurance that the Company could sell sufficient assets to meet its cash needs.

     Management believes that the debt settlements which have been consummated have improved the Company's financial condition. However, debt totaling $4,963,000 has matured and is currently due and debt totaling $338,000 will mature later in 1997. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

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



                           DATE: May 13, 1997