Form 10QSB
period 1997-06-30
SOUTHERN INVESTORS SERVICE CO INC
filed 1997-08-13
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
----   OF 1934
For the quarterly period ended  June 30, 1997
                                -------------

       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT

 For the transition period from _______________to_____________


                         Commission file number     04863
                                                ---------------

                   Southern Investors Service Company, Inc.
    -----------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

    Delaware                                                  74-1223691
---------------------------------------------------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
  or organization)                                        Identification No.)


2727 North Loop West, Suite 200, Houston, Texas                 77008
---------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of August 11, 1997, Common Stock $1.00 Par Value
Transitional Small Business Disclosure Format (Check One):
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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997
                            (Thousands of Dollars)
                                  (Unaudited)



ASSETS
------

REAL ESTATE ASSETS:
 Resort development, net                                          2,338
 Real estate held for resale or development                          98
 Equity in real estate joint ventures, net                          564
                                                               --------
  Total real estate assets                                        3,000
CASH                                                                441
ACCOUNTS RECEIVABLE                                                 170
OTHER ASSETS                                                         11
                                                               --------
                                                               $  3,622
                                                               ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
 Notes payable                                                    5,036
 Other debt                                                         483
 Accounts payable and accrued expenses                            2,249
 Other liabilities                                                  215
                                                               --------
  Total liabilities                                               7,983
                                                               --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $1 par, 1,000,000
  shares authorized, none issued                                     --
 Common stock, $1 par, 10,000,000 shares authorized,
  3,281,331 shares issued                                         3,281
 Additional paid-in capital                                       3,031
 Retained deficit                                               (10,547)
 Less treasury stock, 112,402 shares, at cost                   (   126)
                                                               --------
  Total stockholders' deficit                                   ( 4,361)
                                                               --------
                                                               $  3,622
                                                               ========

        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            (Thousands of Dollars)
                                  (Unaudited)


                                               Three Months Ended         Six Months Ended
                                                   June  30,                 June 30,
                                            -----------------------   ------------------------
                                                1997         1996         1997         1996
                                            ----------   ----------   ----------    ----------
RESORT REVENUES                             $      735   $      534   $    1,529    $    1,224

REAL ESTATE REVENUES                               421          237          682           463
                                            ----------   ----------   ----------    ----------

                                                 1,156          771        2,211         1,687
                                            ----------   ----------   ----------    ----------

RESORT OPERATING EXPENSES                          674          645        1,373         1,319

OTHER OPERATING EXPENSES                           260          223          464           490
                                            ----------   ----------   ----------    ----------

                                                   934          868        1,837         1,809
                                            ----------   ----------   ----------    ----------

INCOME (LOSS) FROM OPERATIONS                      222          (97)         374          (122)

INTEREST EXPENSE                                   (91)         (94)        (183)         (199)
                                            ----------   ----------   ----------    ----------

INCOME (LOSS)
   BEFORE EXTRAORDINARY GAIN                       131         (191)         191          (321)

EXTRAORDINARY GAIN ON DEBT
    SETTLEMENTS                                    ---          288          ---           696
                                            ----------   ----------   ----------    ----------

NET INCOME                                  $      131   $       97   $      191    $      375
                                            ==========   ==========   ==========    ==========

INCOME (LOSS) PER COMMON SHARE:
 Income (loss) before extraordinary gain          $.04       ($ .06)        $.06       ($  .10)
                                            ==========   ==========   ==========    ==========
 Net income                                       $.04         $.03         $.06    $      .12
                                            ==========   ==========   ==========    ==========

AVERAGE NUMBER OF
  SHARES OUTSTANDING                         3,168,929    3,168,929    3,168,929     3,168,929
                                            ==========   ==========   ==========    ==========

       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Thousands of Dollars)
                                  (Unaudited)


                                                                                   Six Months
                                                                                 Ended June 30,
                                                                                ----------------
                                                                                 1997      1996
                                                                                ------    ------

Cash flows from operating activities:
 Net income                                                                      $ 191     $ 375
 Adjustments to reconcile net income to net cash
  provided by (used in) by operating activities:
   Equity in undistributed income of real
    estate joint ventures                                                          (61)      (33)
   Distributions from (contributions to) real estate joint ventures                 (4)       35
   Extraordinary gain on debt settlements                                           --      (696)
   Depreciation and amortization                                                    99       114
 Change in assets and liabilities:
  Investments in resort development                                                (28)     (123)
  Decrease in accounts receivable and other assets                                  19        --
  Increase in accounts payable, accrued
   expenses and other                                                              107       146
                                                                                 -----     -----
      Net cash provided by (used in) operating activities                          323      (182)
                                                                                 -----     -----
Cash flows from financing activities:
 Payments on notes payable and other debt                                          (36)      (55)
                                                                                 -----     -----
      Net cash used by financing activities                                        (36)      (55)
                                                                                 -----     -----
Net increase (decrease) in cash                                                    287      (237)
Beginning cash                                                                     154       317
                                                                                 -----     -----
Ending cash                                                                      $ 441     $  80
                                                                                 =====     =====



       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


(1)  CURRENT BUSINESS CONDITIONS

Net income of Southern Investors Service Company, Inc. and subsidiaries (the Company) was $191,000 for the six months ended June 30, 1997, as compared to $375,000 for the six months ended June 30, 1996. Included in net income for 1996 are extraordinary gains of $696,000 from the settlement of certain liabilities for less than the full amount due.

The Company has sustained losses from operations for the past several years, and management anticipates that the Company may incur an operating loss for the remainder of 1997. Cash flow from operations has not been and will not be sufficient to meet liquidity needs. Such losses have depleted the Company's stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Liability Settlements

During 1995, a note payable by a joint venture in which the Company was a joint venturer with an outstanding principal balance of $5.2 million was due and payable. The joint venture was unable to repay this note at its maturity. During January 1996, the venture obtained a new loan from a bank in the original principal amount of $3.0 million the proceeds of which were used to settle the $5.2 million loan plus accrued interest in full. As a condition of the new loan, the bank required a ten year lease on the entire building to be executed by the partners in the ratio of their ownership interests. However, due to the financial condition of the Company, the bank was not willing to accept the Company's lease. In addition, the building was in need of repairs and the Company would have been required to make an additional capital contribution to fund these repairs. The Company also owed the venture approximately $70,000 in past due rent for periods prior to 1992. This amount was forgiven in January 1996. As a result of these obligations, the Company sold its partnership interest in the joint venture to Hallmark Residential Group, Inc. (Hallmark), a company controlled by Mr. Mischer (Chairman of the Board of Directors of the Company). In exchange, Hallmark assumed the Company's obligations in connection with this joint venture and entered into the ten year lease. In connection with this transaction, the Company retained a 25% cash flow interest in Hallmark's 20% ownership interest. The Company recognized an extraordinary gain on the settlement of these obligations of $408,000, during 1996.

In addition, during 1996, the Company settled certain notes payable with aggregate outstanding principal balance of $345,000 and related accrued interest of $200,000. These obligations were satisfied by the foreclosure of properties which were collateral for these notes which had an aggregate book value of $227,000 and a cash payment of $30,000. The Company recognized extraordinary gains on these settlements of $288,000 during 1996.

Management believes that the debt settlements which have been consummated have improved the Company's financial condition. However, debt totaling $5,217,000
has matured and is currently due.   The ability of the Company to continue as a
going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

(3)    REAL ESTATE OPERATIONS

  Real estate revenues include the following amounts:

                                                   Three Months Ended    Six Months Ended
                                                        June 30 ,           June 30,
                                                  ------------------- ---------------------
                                                    1997      1996      1997        1996
                                                  --------  --------  --------  -----------
                                                          (Thousands of Dollars)

Equity in income of real estate joint ventures       $  31     $  26     $  61    $  33
Management fees                                        213       208       431      412
Interest and other income                              177         3       190       18
                                                     -----     -----     -----    -----

Total real estate revenues                           $ 421     $ 237     $ 682    $ 463
                                                     =====     =====     =====    =====

The combined condensed statements of income of the real estate joint ventures accounted for on the equity method are set forth below:

                                                   Three Months Ended    Six Months Ended
                                                        June 30 ,           June 30,
                                                  ------------------- ---------------------
                                                    1997      1996      1997        1996
                                                  --------  --------  --------  -----------
                                                           (Thousands of Dollars)
REVENUES:
  Sales of real estate                             $  533     $ 574    $ 1,094    $ 1,021
  Cost of sales                                       263       366        566        672
                                                    -----     -----    -------    -------
                                                      270       208        528        349
  Rental and other income                              41        52        105        219
                                                    -----     -----    -------    -------
                                                      311       260        633        568
EXPENSES:
  Operating expenses                                  (25)      (34)       (66)      (191)
  Interest expense                                     --        --         --        (16)

Gain on debt settlements                               --        --         --    $ 1,118(a)
                                                    -----     -----    -------    -------
Net income                                         $  286     $ 226    $   567    $ 1,479
                                                    =====     =====    =======    =======

Equity of the Company in income of real estate
joint ventures (before extraordinary gain)         $   31     $  26    $    61    $    33
                                                    =====     =====    =======    =======

(a) The Company's equity in the gain on the debt settlements is reported in the accompanying consolidated statements of income as an extraordinary gain.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Results of Operations

        The net income for the first six months of 1997 was $191,000 or $.06 per share compared to a net income of $375,000 or $.12 per share during the first six months of 1996. During 1996 the Company recorded extraordinary gains of $696,000 in connection with the settlement of various obligations at less than the full amount due.

        Rental and other revenues from the operation of the Company's resort in west Texas totaled $1,529,000 and $1,224,000 for the six months ended June 30, 1997 and 1996, respectively. The increase in revenues is due to the sales of several condominium units owned by the Company and increased sales of the Company's lumber. Rental revenue and occupancy statistics for the Company's resort operations for each of these periods are summarized as follows:

                             Six months ended June 30,
                             ------------------------
                                1997         1996
                             -----------  -----------
Hotel rooms:
     % Occupancy                     52%          49%
     Average rate            $    59.16   $    57.35
     Total revenue           $  505,000   $  463,000
Condominiums:
     % Occupancy                     35%          33%
     Average rate            $    67.21   $    63.20
     Total revenue           $   98,000   $   91,000

Total rental revenue         $  603,000   $  554,000
Restaurant, bar and
  golf course revenue           506,000      545,000
Other revenues                  420,000      125,000
                             ----------   ----------
Total revenues               $1,529,000   $1,224,000
                             ==========   ==========

     Real estate revenues were $682,000 for the first six months of 1997 compared to $463,000 last year. The increase in revenues was due to the sale of the remainder of the Company's ownership of a former subsidiary and the receipt of litigation proceeds.

LIQUIDITY AND CAPITAL RESOURCES

     On an annual basis, cash flow from operations not been sufficient to meet the Company's liquidity needs. The financial condition of the Company indicates that, unless operating results and cash flow improve, the Company will be required to borrow funds or to continue to sell assets. It is unlikely that the Company will be able to arrange to borrow funds from other sources and there is no assurance that the Company could sell sufficient assets to meet its cash needs.

     Management believes that the debt settlements which have been consummated have improved the Company's financial condition. However, debt totaling $5,217,000 has matured and is currently due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

None

ITEM 3.   Default upon Senior Securities

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

          The Company held its annual meeting of stockholders on May 21, 1997, at which time the stockholders elected the Company's directors and ratified the appointment of Arthur Andersen LLP independent public accountants for the company for the year ending December 31, 1997. The results were as follows:

                                     Against/            Broker
                             For     Withheld  Abstain  Non-Votes
                          ---------  --------  -------  ---------
Directors:

Walter M. Mischer, Sr.    1,736,177        70        -          -
Walter M. Mischer, Jr.    1,736,177        70        -          -
John D. Weil              1,736,177        70        -          -

Accountants               1,735,495       102      650          -

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



                         DATE:         August 13, 1997