Form 10QSB
period 1997-09-30
SOUTHERN INVESTORS SERVICE CO INC
filed 1997-11-12
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 1997
                                ------------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________ to ___________

                         Commission file number  04863
                                               ---------

                   Southern Investors Service Company, Inc.
                   ----------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Delaware                                          74-1223691
 -----------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                              Identification No.)


 2727 North Loop West, Suite 200, Houston, Texas              77008
-----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                (713) 869-7800
                           -------------------------
                           Issuer's telephone number


                      ----------------------------------

       (Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [X] No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,168,929 as of November 11, 1997, Common Stock $1.00 Par Value
---------------------------------------------------------------
  Transitional Small Business Disclosure Format (Check One):
    Yes [_]; No [X]
    --------------

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                              SEPTEMBER 30, 1997
                            (Thousands of Dollars)
                                  (Unaudited)

ASSETS

REAL ESTATE ASSETS:
 Resort development, net                                $  2,344
 Real estate held for resale or development                   98
 Equity in real estate joint ventures, net                   595
                                                        --------
  Total real estate assets                                 3,037
CASH                                                         240
ACCOUNTS RECEIVABLE                                          294
OTHER ASSETS                                                  10
                                                        --------
                                                           3,581
                                                        ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------

LIABILITIES:
 Notes payable and other debt                           $  5,514
 Accounts payable and accrued expenses                     2,353
 Other liabilities                                           291
                                                        --------
  Total liabilities                                        8,158
                                                        --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $1 par, 1,000,000
  shares authorized, none issued                              --
 Common stock, $1 par, 10,000,000 shares authorized,
  3,281,331 shares issued                                  3,281
 Additional paid-in capital                                3,031
 Retained deficit                                       (10,763)

 Less treasury stock, 112,402 shares, at cost              (126)
                                                        --------
  Total stockholders' deficit                            (4,577)
                                                        --------
                                                        $  3,581
                                                        ========

        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                                                    Three Months Ended              Nine Months Ended
                                                      September  30,                  September 30,
                                           -------------------------------   ------------------------------
                                               1997                1996         1997               1996
                                           -----------          ----------   -----------        -----------

RESORT REVENUES                            $      434           $      271   $    1,963          $    1,495

REAL ESTATE REVENUES                              226                  216          907                 679
                                           ----------           ----------   ----------           ---------
                                                  660                  487        2,870               2,174
                                           ----------           ----------   ----------           ---------
RESORT OPERATING EXPENSES                         586                  562        1,961               1,881

OTHER OPERATING EXPENSES                          197                  270          662                 760
                                           ----------           ----------   ----------           ---------
                                                  783                  832        2,623               2,641
                                           ----------           ----------   ----------           ---------

INCOME (LOSS) FROM OPERATIONS                    (123)                (345)         247                (467)

INTEREST EXPENSE                                  (93)                 (98)        (272)               (297)
                                           ----------           ----------   ----------           ---------

INCOME (LOSS)
   BEFORE EXTRAORDINARY GAIN                     (216)                (443)         (25)               (764)

EXTRAORDINARY GAIN ON DEBT
    SETTLEMENTS                                   ---                  201          ---                 897
                                           ----------           ----------   ----------           ---------

NET INCOME (LOSS)                               ($216)               ($242)        ($25)          $     133
                                           ==========           ==========   ==========           =========

INCOME (LOSS) PER COMMON SHARE:
  (Loss) before extraordinary gain            ($  .07)              ($ .14)     ($  .01)            ($  .24)
                                           ==========           ==========   ==========           =========
 Net income (loss)                            ($  .07)                $.08      ($  .01)               $.04
                                           ==========           ==========   ==========           =========

AVERAGE NUMBER OF
  SHARES OUTSTANDING                        3,168,929            3,168,929    3,168,929           3,168,929
                                           ==========           ==========   ==========           =========

       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                            Nine Months
                                                                        Ended September 30,
                                                                        -------------------
                                                                         1997        1996
                                                                        ------       ------
Cash flows from operating activities:
  Net income (loss)                                                      ($ 25)       $ 133
  Adjustments to reconcile net income to net cash
   provided by (used in) by operating activities:
    Equity in undistributed income of real
     estate joint ventures                                                 (87)         (45)
    Distributions from (contributions to) real estate joint ventures        (9)          84
    Extraordinary gain on debt settlements                                  --         (897)
    Depreciation and amortization                                          127          168
  Change in assets and liabilities:
   Investments in resort development                                       (31)        (147)
   Decrease (increase) in accounts receivable and other assets             (76)          65
   Increase in accounts payable, accrued
    expenses and other                                                     232          329
                                                                        ------        -----

       Net cash provided by (used in) operating activities                 131         (310)
                                                                        ------        -----

Cash flows from financing activities:
  Advances on notes payable and other debt                                  66          187
  Payments on notes payable and other debt                                (111)         (87)
                                                                        ------        -----

       Net cash used by financing activities                               (45)         100
                                                                        ------        -----

Net increase (decrease) in cash                                             86         (210)
Beginning cash                                                             154          317
                                                                        ------        -----

Ending cash                                                             $  240        $ 107
                                                                        ======        =====




       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)


(1)  CURRENT BUSINESS CONDITIONS

     Net loss of Southern Investors Service Company, Inc. and subsidiaries (the Company) was ($25,000) for the nine months ended September 30, 1997, as compared to income of $133,000 for the nine months ended September 30, 1996. Included in net income for 1996 are extraordinary gains of $897,000 from the settlement of certain liabilities for less than the full amount due.

     The Company has sustained losses from operations for the past several years, and management anticipates that the Company may incur an operating loss for the remainder of 1997. Cash flow from operations has not been, and the Company believes that cash flow from operations will continue to be insufficient to meet liquidity needs. In addition, losses have depleted the Company's stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Liability Settlements
---------------------

     During 1995, a note payable by a joint venture in which the Company was a joint venturer with an outstanding principal balance of $5.2 million was due and payable. The joint venture was unable to repay this note at its maturity. During January 1996, the venture obtained a new loan from a bank in the original principal amount of $3.0 million the proceeds of which were used to settle the $5.2 million loan plus accrued interest in full. As a condition of the new loan, the bank required a ten year lease on the entire building to be executed by the partners in the ratio of their ownership interests. However, due to the financial condition of the Company, the bank was not willing to accept the Company's execution of such lease. In addition, the Company would have been required to make an additional capital contribution to the partnership to fund necessary repairs. The Company also owed the venture approximately $70,000 in past due rent for periods prior to 1992. This amount was forgiven in January 1996. As a result of these obligations, the Company sold its partnership interest in the joint venture to Hallmark Residential Group, Inc. (Hallmark), a company controlled by Mr. Mischer (Chairman of the Board of Directors of the Company). In exchange, Hallmark assumed the Company's obligations in connection with this joint venture and entered into the ten year lease. In connection with this transaction, the Company retained a 25% cash flow interest in Hallmark's 20% ownership interest. The Company recognized an extraordinary gain on the settlement of these obligations of $408,000, during 1996.

     During 1996, the Company settled certain notes payable with aggregate outstanding principal balance of $345,000 and related accrued interest of $200,000. These obligations were satisfied by a cash payment of $30,000 and the foreclosure of properties which were collateral for these notes and which had an aggregate book value of $227,000. The Company recognized extraordinary gains on these settlements of $288,000 during 1996. In addition, the Company settled its obligation in connection with certain cash flow assignments which were granted to creditors during 1990, and recorded extraordinary gains of $201,000 in connection with such settlements.

     Management believes that the foregoing debt settlements that were consummated during 1996 have improved the Company's financial condition. However, debt totaling $5,217,000 has matured and is currently due and payable. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

     This report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this section and elsewhere in this report are forward looking statements and, although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company's business and financial results are subject to various risks and uncertainties, including the Company's ability to settle or restructure its remaining debt and other obligations and to generate positive cash flow to cover its operating expenses that may cause actual results to differ materially from the Company's expectations. The Company does not intend to provide updated information other than as otherwise required by applicable law. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this paragraph and elsewhere in this report.

2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the significant accounting policies included in the notes to the Company's latest annual report on Form 10-KSB. These consolidated financial statements should be read in conjunction with those notes.

(3)    REAL ESTATE OPERATIONS

  Real estate revenues include the following amounts:

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,         September 30,
                                                        -------------------   -------------------
                                                          1997       1996      1997         1996
                                                         -------    -------   -------      ------
                                                                 (Thousands of Dollars)
Equity in income of real estate joint ventures            $  26     $  19      $  87        $  45
Management fees                                             200       211        630          623
Interest and other income                                    --       (14)       190           11
                                                          -----     -----      -----        -----

Total real estate revenues                                $ 226     $ 216      $ 907        $ 679
                                                          =====     =====      =====        =====

The combined condensed statements of income of the real estate joint ventures accounted for on the equity method are set forth below:

                                             Three Months Ended  Nine Months Ended
                                                 September 30,     September 30,
                                             ------------------  ----------------
                                                 1997    1996     1997       1996
                                                -----   -----    ------     ------
                                                     (Thousands of Dollars)
REVENUES:
  Sales of real estate                          $ 467   $ 389    $1,561     $1,410
  Cost of sales                                   227     231       793        903
                                                -----   -----    ------     ------
                                                  240     158       768        507

  Rental and other income                          37      21       142        239
                                                -----   -----    ------     ------
                                                  277     179       910        746
EXPENSES:
  Operating expenses                              (33)    (41)      (99)      (232)
  Interest expense                                 --      --        --        (16)

Gain on debt settlements                           --      --        --     $1,118(a)
                                                -----   -----    ------     ------

Net income                                      $ 244   $ 138    $  811     $1,616
                                                =====   =====    ======     ======

Equity of the Company in income of real estate
joint ventures (before extraordinary gain)      $  26   $  19    $   87     $   45
                                                =====   =====    ======     ======

        (a) The Company's equity in the gain on the debt settlements is reported in the accompanying consolidated statements of income as an extraordinary gain.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

     The net loss for the first nine months of 1997 was ($25,000) or ($.01) per share compared to a net income of $133,000 or $.04 per share during the first nine months of 1996. During 1996, the Company recorded extraordinary gains of $897,000 in connection with the settlement of various obligations at less than the full amount due. See "Current Business Conditions - Liability Settlements."

     Rental and other revenues from the operation of the Company's resort in west Texas totaled $1,963,000 and $1,495,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in revenues is due to the sales of several condominium units owned by the Company and increased sales of the Company's lumber. Rental revenue and occupancy statistics for the Company's resort operations for each of these periods are summarized as follows:


                               Nine months ended September 30,
                               -------------------------------
                                      1997         1996
                                   -----------  -----------
Hotel rooms:
     % Occupancy                           43%          40%
     Average rate                  $    58.34   $    54.32
     Total revenue                 $  440,000   $  420,000
Condominiums:
     % Occupancy                           28%          25%
     Average rate                  $    65.10   $    62.41
     Total revenue                 $  114,000   $  100,000

Total rental revenue               $  554,000   $  520,000
Restaurant, bar and
  golf course revenue                 558,000      525,000
Other revenues                        851,000      450,000
                                   ----------   ----------
Total revenues                     $1,963,000   $1,495,000
                                   ==========   ==========

     Real estate revenues were $907,000 for the first nine months of 1997 compared to $679,000 last year. This increase in revenues was due to the sale of the remainder of the Company's ownership of a former subsidiary and the receipt of litigation proceeds.

LIQUIDITY AND CAPITAL RESOURCES

     On an annual basis, cash flow from operations not been sufficient to meet the Company's liquidity needs. The financial condition of the Company indicates that, unless operating results and cash flow improve, the Company will be required to borrow funds or to continue to sell assets in order to meet its liquidity needs. It is unlikely that the Company will be able to arrange to borrow funds from other sources and there is no assurance that the Company could sell sufficient assets to meet its cash needs.

     Management believes that the debt settlements it has consummated have improved the Company's financial condition. However, debt totaling $5,217,000 has matured and is currently due and payable. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

     With the exception of the improvements located at the Company's resort development in west Texas, substantially all of the Company's real estate assets are pledged to secure debt. Management believes that in a stable market the values of the properties would exceed the balances of the loans that they secure. However, if the Company were to sell or dispose of its real estate assets as a result of the maturity or acceleration of the underlying debt or for reasons other than those arising in the normal course of business, it is anticipated that sales prices would be significantly less than the current carrying amount of the assets and that such sales or dispositions would not generate sufficient funds to retire the related debt.

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



                         SOUTHERN INVESTORS SERVICE COMPANY, INC.



                         /s/ Walter M. Mischer, Jr.
                         ---------------------------------------
                         WALTER M. MISCHER, JR.
                         President - Principal Executive Officer


                         /s/ Eric Schumann
                         ----------------------------------------
                         ERIC SCHUMANN
                         Senior Vice President - Finance
                         Principal Financial and Accounting Officer



                         DATE:  November 12, 1997