Form 10KSB40
period 1997-12-31
SOUTHERN INVESTORS SERVICE CO INC
filed 1998-03-30
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
[_]  OF 1934 (NO FEE REQUIRED)
For the transition period from ________________ to ______________
Commission file number 04863

                   SOUTHERN INVESTORS SERVICE COMPANY, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

          Delaware                                       74-1223691
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2727 North Loop West, Suite 200, Houston, Texas               77008
--------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

Issuer's telephone number   (713) 869-7800
                         -----------------
Securities registered under Section 12(b) of the Exchange Act:
 Title of each class          Name of each exchange on which registered
   None
--------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:
                  Common Stock $1.00 Par Value
--------------------------------------------------------------------------------
                               (Title of Class)


  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X
                             -----
 State issuer's revenues for its most recent fiscal year.  $3.7 Million
                                                           ------------

  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $0.00 as of March 20, 1998

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
3,168,929 shares, Common Stock $1.00 Par Value  as of March 20, 1998
--------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Information contained in the Company's proxy statement to be used in connection with the 1998 annual meeting is incorporated by reference into Part III.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

  Southern Investors Service Company, Inc., was incorporated under the laws of the State of Delaware in 1972. Southern Investors Service Company, Inc. and its subsidiaries (Company) are currently engaged in the operation of a resort property in west Texas and in the management of residential real estate development in Houston, San Antonio and Austin, Texas.

  Prior to 1990, the Company was engaged in the ownership and development of real estate primarily in the Houston, Texas area. The operations of the Company were significantly reduced during 1990, as a result of various debt settlements with lenders and other creditors. These settlements resulted in the transfer of substantially all of the Company's holdings to its creditors. Cash flow from operations has not been adequate to meet the Company's obligations for the past several years and management projects negative cash flow from operations for 1998. The Company has emphasized the management of its resort development in west Texas and the management of real estate development and operations for others. During 1997, the Company's primary operations include the management of nine residential developments, two office buildings and its resort in west Texas. See Note 7 of the Notes to Consolidated Financial Statements of the Company for a discussion of related party transactions. Some of these activities are conducted through joint ventures in which the Company has equity interests. Unless otherwise indicated, the term "Company" includes these joint ventures.

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

LIABILITY SETTLEMENTS

  The Company had no liability settlements during 1997. During 1996, the Company recorded extraordinary gains of $1,108,000 as a result of the debt settlements discussed herein.

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

  During 1996, the Company settled certain notes payable with aggregate outstanding principal balances of $345,000 and related accrued interest of $200,000. These obligations were satisfied by the foreclosure of properties which were pledged as collateral for these notes which had an aggregate book value of $227,000 and a cash payment of $30,000. The Company recognized extraordinary gains on these settlements of $288,000 during 1996. In addition, the Company settled certain obligations in connection with cash flow assignments granted to creditors during 1990, and recorded extraordinary gains of $205,000 during 1996.

  The Company's other debt consists of unsecured notes payable which were due September 30, 1993. These notes are payable to trade creditors of a subsidiary of the Company that ceased operations during 1989. The Company has made offers to these creditors to settle existing claims at less than the amounts due. During 1996, the Company had made payments of $98,000 in settlement of $186,000 in principal amount of these trade creditor notes plus accrued interest. As of December 31, 1997, $495,000 in trade creditor notes and related accrued interest remain in default.

CONTINUED OPERATIONS

  Management believes that the settlements discussed above have improved the Company's financial condition, however, debt totaling $5,220,000 has matured and is currently due. See Note 5 of the Notes to Consolidated Financial Statements for a discussion of the Company's debt.

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

OPERATIONS

GENERAL

  The Company's most significant asset consists of its resort development in west Texas known as Lajitas on the Rio Grande. Rental and other revenue from the operation of this facility totaled $2.5 million and $2.0 million for the years ended December 31, 1997 and 1996, respectively. See Item 2, "Description of Property."

  Since 1990, in addition to the operations of its resort property, the Company has emphasized the management of real estate development for others. The Company has entered into contracts to manage, operate and develop residential property, including the performance of various administrative functions. As of December 31, 1997, the Company managed nine residential developments, which provide for total monthly payments of approximately $54,000. Walter M. Mischer has effective ownership interests ranging from 33 1/3% to 100% in these residential developments. Such contracts may be canceled on 30 days' notice. In addition, during 1995, the Company entered into a management agreement which provided for monthly payments with a partnership in which Mr. Walter M. Mischer, Jr. has a 50% ownership interest. The Company received management fees of $40,000 and $116,000 from this partnership during 1997 and 1996, respectively. This contract was terminated during 1997. See Note 7 of the Notes to Consolidated Financial Statements of the Company for a discussion of management contracts with related parties.

  The Company has a 6.7% equity interest in a ten-story building located at 2707 North Loop West. The Company also has a cash flow interest in 2727 North Loop West, where its corporate headquarters are located. The Company has management contracts covering these two properties which provide for monthly fees of approximately $10,000. The space in these two buildings is approximately 100% leased.

  In addition, the Company's equity interests in three other real estate joint ventures range from 12.5% to 50%. As of December 31, 1997, the real estate joint ventures accounted for on the equity method had total assets of $1.3 million. See Note 3 of the Notes to Consolidated Financial Statements of the Company for a discussion of the Company's investments in joint ventures, and
Note 7 for a discussion of lot sales contracts with related parties.

MANAGEMENT OF RESIDENTIAL REAL ESTATE DEVELOPMENT

  In connection with its management activities, the Company has entered into contracts to develop residential subdivisions and commercial sites. These subdivisions are located in independent school districts in Houston, San Antonio and Austin and include residential lots and commercial sites held for sale to builders and other developers.

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

EMPLOYEES

  The Company employed a total of 84 persons on a full-time basis and a total of 6 persons on a part-time basis, as of December 31, 1997.

COMPETITION

  Real estate development management is a highly competitive business. The Company competes with a number of other experienced managers and developers in the greater Houston area, San Antonio and Austin. Certain of these competitors operate on a nationwide basis and have substantially greater financial resources than the Company. The Company's resort development in west Texas does not have any direct competition due to its location. The only other resort facility in the area offering accommodations and other amenities is the Big Bend National Park.

REGULATION

  The Company's real estate development management activities are subject to regulation by municipal, county, state and federal governments. Federal regulatory agencies, such as the Veterans Administration and the Federal Housing Administration, provide mortgage guarantees or insurance to lenders only when the mortgaged properties comply with requirements affecting the design criteria of the subdivisions. Most of the subdivisions are designed to comply with the requirements of such federal agencies, although in many instances mortgage funds are supplied by conventional lenders. The Company may be required to participate in filing environmental impact statements or similar documents prior to the commencement of the development of certain subdivisions that are subject to the provisions of the Environmental Protection Act. Subdivision developments within the cities of Houston, San Antonio and Austin, Texas, or their extraterritorial jurisdictions are also subject to certain land platting and other standards administered by local authorities. In addition, the Texas Natural Resource and Conservation Commission (TNRCC) must issue a permit approving the discharge of treated sewage effluents as well as other applicable local regulations. Compliance with the regulations promulgated by these authorities does not have a materially adverse effect on the management activities of the Company.

  The successful development of subdivisions is dependent to a significant degree upon the developer's ability to secure the formation of municipal utility districts for its subdivisions. The organization of municipal utility districts is subject to approval by either the Legislature of the State of Texas or the TNRCC. The issuance of bonds by a municipal utility district is subject to the approval of the projects as feasible by the TNRCC and the approval of the bonds as legally issuable by the Attorney General of the State of Texas. Municipal and county governments also regulate certain municipal utility district activities.

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

ITEM 2.  DESCRIPTION OF PROPERTY

  The Company's most significant asset consists of a resort development in west Texas known as Lajitas on the Rio Grande. The Company's net investment in this property was $2.4 million or 67% of total assets as of December 31, 1997. The development consists of approximately 24,000 acres of land located in the southwest portion of Brewster County adjacent to the western border of Big Bend National Park. A substantial portion of the 24,000 acres is pledged to secure borrowings of the Company. These borrowings have matured and are currently due and payable in the principal amount $338,000. The development includes a hotel, condominiums, a restaurant, meeting rooms, various shops and other facilities in various separate one and two-story buildings. The development has ancillary site improvements consisting of a nine-hole golf course, recreational vehicle park, swimming pool, tennis courts, landing strip and an airplane hangar.

  Rental and other revenues from the operation of these facilities totaled $2.5 million and $2.0 million for the years ended December 31, 1997 and 1996, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of the two years ended December 31, 1997 are summarized as follows:

                                             Year Ended December 31,
                                             -----------------------
                                                1997         1996
                                             ----------   ----------
Hotel rooms:
  % Occupancy                                     42%          39%
  Average rate                               $    58.93   $    57.99
  Total revenue                              $  833,000   $  729,000
Condominiums:
  % Occupancy                                     26%          25%
  Average rate                               $    64.48   $    65.18
  Total revenue                              $  146,000   $  134,000

Total rental revenues                        $  979,000   $  863,000
Restaurant, bar and golf course revenues        734,000      705,000
Other revenues                                  790,000      455,000
                                             ----------   ----------
Total revenues                               $2,503,000   $2,023,000
                                             ==========   ==========

  The development has a basis for federal income tax reporting of approximately $1.7 million as of December 31, 1997. The improvements are depreciated using the straight-line method with lives which range from twelve to forty years. The realty tax rate for 1997 was $1.93 per $100 assessed value and total taxes were approximately $66,000 for the year ended December 31, 1997. Due to the location of the development and lack of public fire protection, the Company considers the cost of obtaining insurance prohibitive and consequently, does not carry property insurance for this development.

  The Company's principal executive offices are located in northwest Houston and are leased on a month to month basis for an aggregate annual rental of approximately $40,000. Of the 20,000 square feet contained on the second floor, the Company has subleased approximately 2,900 square feet from companies affiliated with Mr. Mischer. The Company owns or leases office furniture, furnishings, equipment and vehicles as management deems necessary for its operations. Information concerning encumbrances on the property owned by the Company and subleases from a related party is contained in Notes 5 and 7 of the Notes to Consolidated Financial Statements of the Company.

  See "Real Estate Operations" in Item 1 for information with respect to additional properties owned or managed by the Company.

  The Company has planned no significant additions to its properties during 1998.

ITEM 3.  LEGAL PROCEEDINGS

  The information with respect to legal proceedings is contained in Note 6 of the Notes to Consolidated Financial Statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

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

  The approximate number of holders of record of the Company's stock as of March 20, 1998 was 511. No dividends have been paid by the Company since its inception and the Company has no plans to pay dividends in the foreseeable future.

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

                                             Year Ended December 31,
                                             -----------------------
                                                 1997        1996
                                               -------     -------

Resort revenues                                $ 2,503     $ 2,023
Real estate revenues, net                        1,151         997
Resort operating expenses                       (2,475)     (2,490)
Other operating expenses                          (868)       (933)
Interest expense                                  (369)       (403)
Income (Loss) before extraordinary gains           (58)       (806)
Extraordinary gains on debt settlements              -       1,108
                                               -------     -------
Net income (Loss)                              $   (58)    $   302
                                               =======     =======
Income (Loss) per common share:
  (Loss) before extraordinary gains            $ (0.02)    $ (0.25)
  Net income (Loss)                            $ (0.02)    $  0.10
Total assets                                   $ 3,606     $ 3,422
Total debt                                     $ 5,512     $ 5,545
Total stockholders' deficit                    $(4,610)    $(4,552)


CURRENT BUSINESS CONDITIONS, CERTAIN EVENTS AND UNCERTAINTIES

  Prior to 1996, the Company had sustained losses from operations for several years and the Company anticipates that it will incur a loss from operations for 1998. Such losses depleted the Company's stockholders' equity in 1989. Cash flow from operations has not been sufficient to meet liquidity needs during the past several years and the Company anticipates negative cash flow from operations during 1998. The Company's operations are concentrated in Texas, which from 1986 to 1988 was adversely affected by the downturn in the energy and real estate markets. Reduced revenues during this period resulted in a deterioration of the Company's financial condition and its ability to meet its obligations. As a result, since 1989, the Company has entered into a series of transactions to significantly reduce its debt obligations through the transfer of a significant amount of the Company's assets to its lenders and creditors.

LIABILITY SETTLEMENTS

  The Company had no liability settlements during 1997. During 1996, the Company recorded extraordinary gains of $1,108,000 as a result of the debt settlement discussed herein.

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

  During 1996, the Company settled certain notes payable with aggregate outstanding principal balance of $345,000 and related accrued interest of $200,000. These obligations were satisfied by the foreclosure of properties pledged as collateral for these notes which had an aggregate book value of $227,000 and a cash payment of $30,000. The Company recognized extraordinary gains on these settlements of $288,000 during 1996. In addition, the Company settled certain obligations in connection with cash flow assignments granted to creditors during 1990, and recorded extraordinary gains of $205,000 during 1996.

  The Company's other debt consists of unsecured notes payable which were due September 30, 1993. These notes are payable to trade creditors of a subsidiary of the Company that ceased operations during 1989. The Company has made offers to these creditors to settle existing claims at less than the amounts due. During 1996, the Company had made payments of $98,000 in settlement of $186,000 in principal amount of these trade creditor notes plus accrued interest. As of December 31, 1997, $495,000 in trade creditor notes and related accrued interest remain in default.

CONTINUED OPERATIONS

  As more fully described in Note 5 of the Notes to Consolidated Financial Statements, the Company continues to be delinquent on certain debt with an outstanding principal balance of approximately $5,220,000 as of December 31, 1997. The Company must settle or restructure existing debt and generate positive cash flow to cover operating expenses and other cash requirements to continue as a going concern and to realize the carrying amount of its assets. The Company's future financial condition depends upon its ability to generate cash at levels to meet operating needs and debt obligations. Management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest expense), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

  The Company reported a $58,000 loss for 1997 compared with a loss before extraordinary gains of $806,000 in 1996. The Company recorded extraordinary gains on debt settlements of $1,108,000 during 1996. Net loss was $58,000 or $.02 per share for 1997 compared to net income of $302,000 or $.10 per share for 1996.

  Rentals and other income from the Company's resort in west Texas were $2.5 million and $2.0 million for the years ended December 31, 1997 and 1996, respectively. The increase in rental and other income was due to increased occupancy during 1997 and the sale of three condominiums units owned by the Company in 1997. Resort operating expenses for 1997 decreased slightly as compared to 1996. See Item 2, "Description of Property" included herein for a discussion of the Company's resort development.

  Real estate revenues increased to $1,151,000 in 1997 from $997,000 in 1996. Revenues for 1997 include the sale of the remainder of the Company ownership of a former subsidiary and the receipt of litigation proceeds. During 1996, the Company sold a portion of its minority ownership in Jackson Supply Company, a former subsidiary of the Company and recorded a profit of $116,000. The remainder of this stock was sold during 1997 and the Company recorded a profit of approximately $76,000. These amounts are included in interest and other income shown below.

  Real estate revenues, net include the following amounts:


(Thousands of Dollars)                Year Ended December 31,
-------------------------------------------------------------
                                          1997         1996
-------------------------------------------------------------

Management fees                          $  825       $ 795
Interest and other income                   200         150
Equity in income of real
  estate joint ventures                     126          43
Sales of real estate                        ---         107
Cost of real estate sales                   ---         (98)
-----------------------------------------------------------
Total real estate revenues, net          $1,151       $ 997
===========================================================


LIQUIDITY AND CAPITAL RESOURCES

  Cash flow from operations has not been sufficient to meet the Company's obligations for the past several years and management anticipates that cash flow from operations will not be sufficient to meet its liquidity needs in 1998. The financial condition of the Company indicates that, unless operating results and cash flow improve, the Company will be required to borrow funds or to continue to sell assets. There can be no assurance that the Company could arrange to borrow funds from other sources or to sell sufficient assets to meet its cash needs or restructure its existing debt.

  As of December 31, 1997, the Company was delinquent on notes payable and other long-term debt of approximately $5,220,000 and interest payments of $1,744,000. In addition, as of December 31, 1997, the Company had recorded accounts payable and accrued expenses and other liabilities of

$2.7 million. Management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest expense), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or possible liquidation of the Company. The Company's debts and obligations are discussed in Notes 1, 5, 6, and 7 of Notes to Consolidated Financial Statements of the Company.

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

THE YEAR 2000 ISSUE

  Due to the limited nature of the Company's operations and limited financial resources the Company has not conducted a comprehensive review of its computer systems to identify the systems that could be affected by "the year 2000" issue. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

  The Company's major systems have all been developed by third party software providers. The Company has contacted its major computer service providers and has received assurances that those services will function properly on January 1, 2000. The Company will continue to coordinate with its third party providers to assess the year 2000 issue and develop plans for compliance.

ITEM 7.  FINANCIAL STATEMENTS

  The following financial statement data required pursuant to this item are included herein:


            Report of Independent Public Accountants

            Consolidated Balance Sheet -
            December 31, 1997

            Consolidated Statements of Income for
            each of the Two Years Ended
            December 31, 1997 and 1996

            Consolidated Statements of Changes in Stock-holders' Deficit for each of the Two Years
            Ended December 31, 1997 and 1996

            Consolidated Statements of Cash Flows for each of the Two Years Ended
            December 31, 1997 and 1996

            Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

  The information required by Item 9 is contained in the Company's proxy statement to be used in connection with its 1998 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

  The information required by Item 10 is contained in the Company's proxy statement to be used in connection with its 1998 annual meeting of stockholders under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 11 is contained in the Company's proxy statement to be used in connection with its 1998 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 12 is contained in the Company's proxy statement to be used in connection with its 1998 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (A) Exhibits Required by Item 601 of Regulation S-B
                                                       *Filed Herein or
                                                       Incorporated by Reference
            Exhibit                                    from Exhibit
            -------
                                                       -------------------------

      (3)     (a)  Certificate of Incorporation as     3(a) 1989 Form 10-K
                   Amended through June 6, 1989
              (b)  Articles of Amendment to            3(b) 1989 Form 10-K
                   Certificate of Incorporation
                   dated June 7, 1989
              (c)  Articles of Amendment to            3(c) 1993 Form 10-KSB
                   Certificate of Incorporation
                   dated May 21, 1993
              (d)  Bylaws as Amended through           3(b) June 30, 1989
                   date hereof                             Form 10-Q

      (21)    Subsidiaries of the Registrant                   *

      (27)    Financial Data Schedule                          *

  (B) Reports on Form 8-K

      The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Southern Investors Service Company, Inc.:

We have audited the accompanying consolidated balance sheet of Southern Investors Service Company, Inc. (a Delaware Corporation), and subsidiaries (the Company) as of December 31, 1997, and the related consolidated statements of income (loss), changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Investors Service Company, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The Company's cash flow from operations has not been adequate to meet the Company's obligations for the past several years. Management projects negative cash flow from operations for 1998 and the Company has a deficit in stockholders' equity. As described in Note 5 to the Consolidated Financial Statements, even though the Company has restructured certain indebtedness in the last several years, it continues to be delinquent on $5,220,000 of debt. As discussed in Note 6 to the Consolidated Financial Statements, the Company is involved in litigation and other contingencies, the outcome of which are uncertain at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern and to realize the carrying amount of its assets. Management is currently reviewing options in regard to these matters as described in Note 1 to the Consolidated Financial Statements. There can be no assurance that actual events will occur in accordance with the assumptions considered in the options management is currently reviewing. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and the consolidated financial statements do not include any adjustments, which could be significant, that might result from the outcome of the uncertainties described above.


                                                             Arthur Andersen LLP
Houston, Texas
March 20, 1998

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997
                            (Thousands of Dollars)

ASSETS
------

REAL ESTATE ASSETS:
  Resort development, net                                    $  2,407
  Real estate held for resale or development                       98
  Equity in real estate joint ventures, net                       634
                                                             --------
       Total real estate assets                                 3,139

CASH                                                              154
ACCOUNTS RECEIVABLE                                               303
OTHER ASSETS                                                       10
                                                             --------
       Total assets                                          $  3,606
                                                             ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
  Notes payable, including $4,725 matured                    $  5,017
  Other debt, matured                                             495
  Accounts payable and accrued expenses                         2,420
  Other liabilities                                               284
                                                             --------
       Total liabilities                                        8,216
                                                             --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
     shares authorized, none issued                                --
  Common stock, $1 par, 10,000,000 shares authorized,
     3,281,331 shares issued                                    3,281
  Additional paid-in capital                                    3,031
  Retained deficit                                            (10,796)
  Less treasury stock, 112,402 shares, at cost                   (126)
                                                             --------
       Total stockholders' deficit                             (4,610)
                                                             --------

       Total liabilities and stockholders' deficit           $  3,606
                                                             ========


        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                            (Thousands of Dollars,
                           Except Per Share Amounts)

                                                    Year ended December 31,
                                                    -----------------------
                                                        1997        1996
                                                        ----        ----

RESORT REVENUES                                     $    2,503   $    2,023

REAL ESTATE REVENUES, NET                                1,151          997
                                                    ----------   ----------
                                                         3,654        3,020
                                                    ----------   ----------
RESORT OPERATING EXPENSES                                2,475        2,490

OTHER OPERATING EXPENSES                                   868          933
                                                    ----------   ----------
                                                         3,343        3,423
                                                    ----------   ----------
INCOME (LOSS) FROM OPERATIONS                              311         (403)

INTEREST EXPENSE                                          (369)        (403)
                                                    ----------   ----------
LOSS BEFORE INCOME TAXES  AND
 EXTRAORDINARY GAINS                                       (58)        (806)

INCOME TAXES                                               ---          ---
                                                    ----------   ----------

LOSS BEFORE EXTRAORDINARY
 GAINS                                                     (58)        (806)

EXTRAORDINARY GAINS ON DEBT SETTLEMENTS
 (Net of tax provision and operating loss carryforward
 realization of $377 in 1996)                              ---        1,108
                                                    ----------   ----------

NET INCOME (LOSS)                                   $      (58)  $      302
                                                    ==========   ==========
INCOME (LOSS) PER COMMON SHARE:

 Loss before extraordinary gains                    $    (0.02)      ($0.25)
                                                    ==========   ==========
 Net income (loss)                                  $    (0.02)  $     0.10
                                                    ==========   ==========
AVERAGE NUMBER OF SHARES OUTSTANDING                 3,168,929    3,168,929
                                                    ==========   ==========


       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                            (Thousands of Dollars)



                                Common Stock     Additional
                              -----------------   Paid-In    Retained   Treasury
                               Shares    Amount   Capital     Deficit     Stock
                              ---------  ------  ----------  --------   --------

BALANCE, December 31, 1995    3,281,331  $3,281      $3,031  ($11,040)     ($126)
  Net income                         --      --          --       302         --
                              ---------  ------      ------  --------      -----

BALANCE, December 31, 1996    3,281,331   3,281       3,031   (10,738)      (126)
  Net loss                           --      --          --      ( 58)        --
                              ---------  ------      ------  --------      -----

BALANCE, December 31, 1997    3,281,331  $3,281      $3,031  ($10,796)     ($126)
                              =========  ======      ======  ========      =====



       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)


                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                                1997         1996
                                                                                ----         ----
Cash flows from operating activities:
  Net income (loss)                                                             $ (58)      $   302
  Adjustments to reconcile net income
      to net cash used in operating activities:
   Extraordinary gains on debt settlements                                        ---        (1,108)
   Equity in undistributed income of real estate
       joint ventures                                                            (126)          (43)
   Distribution from (contributions to) real estate joint ventures, net            (9)           84
   Gain from sale of assets                                                       (76)         (116)
   Depreciation and amortization                                                  127           222
  Change in assets and liabilities:
   Investments in real estate, net                                                (62)          (72)
   Decrease (increase) in accounts receivable and other
    assets                                                                       (112)          110
   Increase in accounts payable, accrued expenses
    and other                                                                     295           455
                                                                                -----       -------
         Net cash used in
         operating activities                                                    ( 21)         (166)

Cash flows from investing activities:
   Proceeds from sale of investments                                               76           116
                                                                                -----       -------

Cash flows from financing activities:
   Borrowings                                                                      66           188
   Payments on notes payable and other debt                                      (121)         (301)
                                                                                -----       -------
         Net cash used in financing activities                                    (55)         (113)

Net decrease in cash                                                              ---          (163)
Beginning cash                                                                    154           317
                                                                                -----       -------
Ending cash                                                                     $ 154       $   154
                                                                                =====       =======



       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  CURRENT BUSINESS CONDITIONS

     Southern Investors Service Company, Inc. and its subsidiaries' (Company) operations are concentrated in Texas, which from 1986 to 1988 was adversely affected by the downturn in the energy and real estate markets. During 1990, the Company reached an agreement with certain of its creditors to resolve defaults under various loans and to settle the outstanding debt and remaining deficiencies. The settlement provided for the conveyance to the creditors of title to certain collateral securing the loans and the assignment of distribution rights of certain real estate projects. Total debt satisfied was $85.4 million for the conveyance and assignments of a significant portion of the Company's assets. As a result, the Company's cash flow from operations has not been sufficient to meet the Company's obligations for the past several years. The Company has sustained net operating losses in 1997 and prior years and anticipates that it will incur a net operating loss for 1998. Such losses depleted the Company's stockholders' equity in 1989. The Company's ability to continue as a going concern is dependent upon its ability to settle or restructure existing debt and generate positive cash flow to cover operating expenses and other cash requirements.

     Management believes that the debt settlements discussed below have improved the Company's financial condition, however, debt totaling $5,220,000 has matured and is currently due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest expense), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or possible liquidation of the Company. There is no assurance that the Company could arrange to borrow funds or raise capital from other sources. While management believes that its assumptions are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

     During 1996, the Company settled certain notes payable with aggregate outstanding principal balance of $345,000 and related accrued interest of $200,000. These obligations were satisfied by the foreclosure of properties pledged as collateral for these notes which had an aggregate book value of $227,000 and a cash payment of $30,000. The Company recognized extraordinary gains on these settlements of $288,000 during 1996. In addition, the Company settled certain obligations in connection with cash flow assignments granted to creditors during 1990, and recorded extraordinary gains of $205,000 during 1996.

     The Company's other debt consists of unsecured notes payable which were due September 30, 1993. These notes are payable to trade creditors of a subsidiary of the Company that ceased operations during 1989. The Company has made offers to these creditors to settle existing claims at less than the amounts due. During 1996, the Company made payments of $98,000 in settlement of $186,000 in principal amount of these trade creditor notes plus accrued interest. As of December 31, 1997, $495,000 in trade creditor notes and related accrued interest remain in default.

     The settlements discussed above resulted in extraordinary gains of $1,108,000 in 1996. There were no debt settlements during 1997.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Income and expenses are recorded on the accrual basis of accounting, and all significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of cash and accounts receivable approximate fair value due to relatively short maturities. It was not practicable to estimate the fair value of debt and related accrued interest as significant amounts of debt have matured or will mature during 1998. The Company is in process of negotiating with lenders to settle debt for cash payments or transfer of other assets at substantially less than amounts due.

  REAL ESTATE OPERATIONS

  Profits from sales of real estate are recognized only upon delivery of a deed, transfer of all attributes of ownership, receipt from the purchaser of an adequate cash down payment, and the absence of obligations to perform significant activities after the sale. If the required cash down payments have not been received, sales and related costs are recorded but the gross profits are deferred and recognized on the installment method of accounting until sufficient cash payments have been received. Deferred gross profit of $284,000 as of December 31, 1997 is included in other liabilities in the accompanying Consolidated Balance Sheet.

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

  DEPRECIATION

  Resort development properties are carried at amortized cost and are depreciated on the straight-line basis over their estimated useful lives net of estimated salvage value. At December 31, 1997, accumulated depreciation totaled approximately $4,254,356.

  Upon sale or retirement of depreciable assets, the cost and the related accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income. The costs of ordinary maintenance and repairs are expensed, whereas renewals and major replacements are capitalized and expensed to future operations through depreciation charges.

  INCOME PER COMMON SHARE

  Income per common share was computed in accordance with Statement of Financial Accounting Standards No. 128, "Earning Per Share" (SFAS 128) issued by the Financial Accounting Standards Board during 1997. The adoption of SFAS 128 had no effect on current or prior year earnings per share.

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

(3)  REAL ESTATE OPERATIONS

  Real estate revenues, net include the following amounts:
(Thousands of Dollars)                                   Year Ended December 31,
--------------------------------------------------------------------------------
                                                               1997        1996
--------------------------------------------------------------------------------
Management fees                                               $  825      $ 795
Interest and other income                                        200        150
Equity in income of real estate joint ventures                   126         43
Sales of real estate                                             ---        107
Cost of real estate sales                                        ---        (98)
--------------------------------------------------------------------------------
Total real estate revenues, net                               $1,151      $ 997
================================================================================

     The combined condensed balance sheet and statements of income of the real estate joint ventures accounted for on the equity method are set forth below:


Balance Sheet                                                      December 31,
--------------------------------------------------------------------------------
(Thousands of Dollars)                                                     1997
--------------------------------------------------------------------------------
ASSETS:
Cash                                                                   $     21
Accounts receivable                                                         126
Developed residential lots                                                  201
Real estate held for resale or development                                  997
--------------------------------------------------------------------------------
                                                                       $  1,345
================================================================================

LIABILITIES & VENTURERS' EQUITY:
Accounts payable and accrued liabilities                               $    136
Venturers' equity:
 Company and its subsidiaries                                               272
 Other ventures                                                             937
--------------------------------------------------------------------------------
                                                                       $  1,345
================================================================================

Statements of Income                                     Year Ended December 31,
--------------------------------------------------------------------------------
(Thousands of Dollars)                                        1997      1996
--------------------------------------------------------------------------------
REVENUES:
 Sales of real estate                                       $ 2,120    $1,445
 Cost of sales                                                1,053       922
--------------------------------------------------------------------------------
                                                              1,067       523
 Rental and other income                                        195       242
                                                              -----       ---
                                                              1,262       765
--------------------------------------------------------------------------------

EXPENSES:
 Operating expenses                                             107       242
                                                              -----     -----
Income before gain on debt settlements                        1,155       523
Gain on debt settlements                                                1,118(a)
--------------------------------------------------------------------------------
Net income                                                   $1,155    $1,641
================================================================================
Equity of the Company
 in income before extraordinary gains                        $  126    $   43
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

(4)  FEDERAL INCOME TAXES

     The estimated tax effect of temporary differences and tax attributes representing deferred tax liabilities and assets is summarized as follows:


                                                             December 31,
-------------------------------------------------------------------------
(Thousands of Dollars)                                           1997
-------------------------------------------------------------------------

Tax benefits due to:
  Tax loss carryforwards                                      $  7,906
  Accrued expenses and other liabilities                           105
  Other                                                            115
                                                              --------
  Gross deferred tax asset                                       8,126
Deferred tax liability due to:
  Accelerated depreciation                                         (68)
  Basis difference in real estate assets                          (823)
                                                              --------
  Net deferred tax asset                                         7,235
  Less-Valuation allowance                                      (7,235)
                                                              --------
                                                              $    ---
                                                              ========
     The Company estimates that as of December 31, 1997, its loss carryforward for federal income tax reporting purposes, is approximately $23.2 million, of which approximately $1.8 million is capital loss carryforward. During 1997, approximately $5.6 million of the capital loss carryforward expired. The remainder of the capital loss carryforward will expire by 2001. The operating loss carryforward will begin to expire in 2002. The tax benefit of the operating loss carryforward has been recognized as a reduction of the deferred taxes provided on temporary differences which are expected to reverse during the carryforward period. The valuation allowance as of December 31, 1997 totaled $7,235,000, a decrease of approximately $1,919,000 from December 31, 1996 primarily due to expiration of capital loss carryforwards discussed above.

     No taxes were paid during 1997 or 1996.

     In October 1986, the Tax Reform Act of 1986 (the Act) was passed. The Act substantially changed the rules regarding the availability of a corporation's operating loss carryforward following a significant change of ownership. Under most circumstances, the limitations on the use of the operating loss carryforward are imposed if the equity ownership of a corporation's 5% stockholders increases by more than 50% over the lowest percentage of equity ownership of such stockholders during the three year period prior to the date of the ownership change. No change of ownership had occurred through December 31, 1997. The Revenue Reconciliation Act of 1993 did not have a material impact on the Company's financial position or results of operation.

  (5)  NOTES PAYABLE AND OTHER DEBT

  NOTES PAYABLE

The Company's notes payable are summarized as follows:

                                                         December 31,
---------------------------------------------------------------------
   (Thousands of Dollars)                                    1997
---------------------------------------------------------------------
   Matured notes, partially secured by real
     estate, bearing interest at rates ranging
     from 6% to 10%                                         $  947

   Matured notes issued to various debenture holders,
    bearing interest at 6%                                   3,440

   Matured notes payable to Walter M. Mischer secured by
     real estate, and bearing interest
     at the prime rate plus 1%                                 338

   Notes payable to Walter M. Mischer (See Note 7)             117

   Other                                                       175
                                                            ------
                                                            $5,017
                                                            ======

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

  OTHER DEBT

  At December 31, 1997, other debt of $495,000 consists of unsecured notes payable which were due September 30, 1993 and related accrued interest payable to trade creditors of a former subsidiary of the Company that ceased operations during 1989. See Note 1 for a discussion of the settlement of certain of these notes.

  As of December 31, 1997, the Company was delinquent on principal and interest payments of $5,220,000 and $1,744,000, respectively, on its notes payable and other debt. The Company is currently negotiating settlement of these debts.

  With the exception of the improvements and a portion of the land located at the Company's resort in west Texas, substantially all of the Company's real estate assets are pledged as collateral. Minimum annual principal payments on total notes payable and other debt during the years 1998 through 2002 are $15,500, $0, $0, $101,000, and $175,000, respectively, not including the delinquent principal amounts discussed above. Additional amounts may become due to obtain the release of real estate which is sold.

  As of December 31, 1997, the Company has not received any notices of default or acceleration from any of its lenders.

  Interest paid on the consolidated indebtedness during the years ended December 31, 1997 and 1996 was $26,000 and $25,000, respectively.

(6)  COMMITMENTS AND CONTINGENCIES

  Due to the location of the Company's investment in the west Texas resort development and lack of public fire protection, the cost of obtaining insurance is considered prohibitive; consequently, property insurance is not carried by the Company for this development.

  The Company has a month to month lease with Hallmark which provides for aggregate annual payments of approximately $40,000.

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

(7)  RELATED PARTY TRANSACTIONS

  During 1996, the Company settled certain obligations with related parties. These settlements are discussed in Note 1.

  In connection with various debt settlements during the past several years, Mr. Mischer had loaned or advanced the Company various amounts. In 1993, these loans and advances were consolidated into a single note in the principal amount of $338,000. This note bears interest at the prime rate plus 1% and which matured in May, 1997. This note is secured by approximately 14,720 acres of land located adjacent to the Company's resort in west Texas. In addition, during 1996, the Company executed two additional notes to Mr. Mischer. One note in the original principal amount of $25,688 is unsecured and is payable in monthly payments of $640 per month, bears interest at the rate of 9% and is due March 1998. At December 31, 1997, the outstanding principal balance was $16,000. The second note is secured by receivables, is payable monthly as collections on the related receivables are received, bears interest at the rate of 9%, with a final maturity of July 2001. During 1997, The Company borrowed an additional $66,000 and made payments of $16,000 in connection with this note.
As of December 31, 1997, the outstanding principal balance was $101,000.

  During 1990, the Company entered into a series of transactions relating to its
75% joint venture interest in Heritage Park Venture II (Heritage Park).   Prior
to these transactions, the Company had effectively conveyed to others substantially all of its beneficial interest in Heritage Park. The Company negotiated to reacquire the rights to proceeds from Heritage Park that had been conveyed to its lenders for $2,285,000 and to settle $1,267,000 of its indebtedness with the lenders. The Company sold an unencumbered 62.5% interest in Heritage Park to Hallmark for $2,285.000. The Company retained a 12.5% joint venture interest in Heritage Park. The Company received cash distributions of

$0 and $95,000 and recognized income of $147,000 and $72,000 during 1997 and 1996, respectively, relating to its remaining 12.5% equity interest in Heritage Park.

  During 1997, Mr. Mischer purchased various construction materials from the Company's resort in west Texas totaling $102,000, which represented the Company's cost of these items plus 10%. In addition Mr. Mischer reimbursed the Company $50,000 for salaries.

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

  In January 1990, the Company entered into an agreement with a limited partnership, in which Mr. Mischer holds an effective interest of 50%, to manage the development and sales of a residential property for a monthly fee of $10,000. In addition, the Company manages real estate projects in which Mr. Mischer has effective ownership interests ranging from 33 1/3% to 100% for an aggregate monthly management fee of $44,000. The Company also has management contracts on the two office buildings in which Mr. Mischer has an ownership interest which provide for aggregate monthly management fees of $10,000. The management contracts are cancelable upon thirty days notice. In addition, during 1995, the Company entered into a management agreement with a partnership in which Mr. Mischer, Jr. has a 50% ownership interest which provides for monthly payments. The Company received management fees of $40,000 and $116,000 from this partnership during 1997 and 1996, respectively. This contract was terminated in April 1997. As of December 31, 1997, the Company had accounts receivable from these and other projects of $99,000.

  A joint venture in which Mr. Mischer has an ownership interest has options to purchase lots from a joint venture in which the Company is a venturer. A total of 119 lots and 73 lots were purchased by this affiliated joint venture for an aggregate amount of $2,120,000 and $1,445,000 during 1997 and 1996, respectively. This joint venture has outstanding option contracts totaling approximately $1,031,000 covering 57 lots with the affiliated joint venture at December 31, 1997.

  During 1992 and 1987, Mr. Mischer purchased certain notes receivable held by a subsidiary of the Company at face amount of $83,000 and $546,000, respectively. The Company is required at Mr. Mischer's election to repurchase, at par, any note with a payment more than 90 days delinquent. None of these notes have been repurchased through December 31, 1997.

  Due to the Company's financial condition, it was unable to construct additional employee housing at the Company's resort in west Texas. As a result Mr. Mischer built and owns additional employee housing that is leased by the Company on a month to month basis for $2,100 per month.

  In the opinion of the management of the Company, all of the transactions described above were effected on terms at least as favorable to the Company as those which could have been obtained from unaffiliated third parties.

(8)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following:


                                     December 31,
-------------------------------------------------
(Thousands of Dollars)                   1997
-------------------------------------------------

Trade accounts payable                 $  155
Accrued interest payable                1,744
Accrued taxes payable                     213
Accrued insurance settlements             273
Other accrued liabilities                  35
                                       ------
                                       $2,420
                                       ======

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SOUTHERN INVESTORS SERVICE COMPANY, INC.

                            By:  WALTER M. MISCHER


                            -------------------------------
                            Walter M. Mischer
                            Chairman of the Board
                            Chief Executive Officer

                            Date:  March 30, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/WALTER M. MISCHER                               Date:  March 30,1998
----------------------------------------
Walter M. Mischer
Chairman of the Board and
Chief Executive Officer
Director


/s/WALTER M. MISCHER, JR.                          Date:  March 30, 1998
----------------------------------------
Walter M. Mischer, Jr.
President and Director
Chief Operating Officer


/s/ERIC SCHUMANN                                   Date:  March 30, 1998
----------------------------------------
Eric Schumann
Senior Vice President - Finance
Principal Financial and Accounting Officer


/s/JOHN D. WEIL                                    Date:  March 30, 1998
----------------------------------------
John D. Weil
Director

                               INDEX TO EXHIBITS
                       BY PAGE IN SEQUENTIAL NUMBER COPY



Document or Exhibit                                                     Page No.
--------------------------------------------------------------------------------

Exhibit 21     Subsidiaries of the Registrant...............................  33

Exhibit 27      Financial Data Schedule.....................................  34