Form 10QSB
period 1998-03-31
SOUTHERN INVESTORS SERVICE CO INC
filed 1998-05-13
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
 X      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
----    ACT OF 1934

For the quarterly period ended  March 31, 1998
                               ------------------

        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT

For the transition period from _________________ to ________________

     Commission file number 04863
                            --------------------------

                   Southern Investors Service Company, Inc.
           ---------------------------------------------------------
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

                         -----------------------------

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No___

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of May 13, 1998, Common Stock $1.00 Par Value Transitional Small Business Disclosure Format (Check One):
 Yes     No  X
    ----   ----

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998
                            (Thousands of Dollars)
                                  (Unaudited)

ASSETS
------

REAL ESTATE ASSETS:
 Resort development, net                                 $2,463
 Real estate held for resale or development                  98
 Equity in real estate joint ventures, net                  439
                                                         ------
  Total real estate assets                                3,000
CASH                                                        477
ACCOUNTS RECEIVABLE                                         291
OTHER ASSETS                                                 10
                                                         ------
                                                         $3,778
                                                         ======

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
 Notes payable                                           $4,915
 Other debt                                                 503
 Accounts payable and accrued expenses                    2,495
 Other liabilities                                          348
                                                         ------
  Total liabilities                                       8,261
                                                         ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $1 par, 1,000,000
  shares authorized, none issued                             --
 Common stock, $1 par, 10,000,000 shares authorized,
  3,281,331 shares issued                                 3,281
 Additional paid-in capital                               3,031
 Retained deficit                                       (10,669)
 Less treasury stock, 112,402 shares, at cost              (126)
                                                         ------
  Total stockholders' deficit                            (4,483)
                                                         ------
                                                         $3,778
                                                         ======


        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                            (Thousands of Dollars)
                                  (Unaudited)

                             Three months ended March 31,
                             ----------------------------
                                     1998        1997
                                   ------      ------

RESORT REVENUES                    $  748      $  794

REAL ESTATE REVENUES                  325         260
                                   ------      ------

                                    1,073       1,054
                                   ------      ------

RESORT OPERATING EXPENSES             652         700

OTHER OPERATING EXPENSES              204         204
                                   ------      ------

                                      856         904
                                   ------      ------

INCOME FROM OPERATIONS                217         150

INTEREST EXPENSE                      (91)        (91)
                                   ------      ------

NET INCOME                         $  126      $   59
                                   ======      ======

INCOME PER COMMON SHARE            $  .04      $  .02
                                   ======      ======

AVERAGE NUMBER OF
 SHARES OUTSTANDING             3,168,929   3,168,929
                                =========   =========



       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Thousands of Dollars)
                                  (Unaudited)

                                                                          Three Months
                                                                         Ended March 31,
                                                                         ---------------
                                                                         1998       1997
                                                                         -----     -----
Cash flows from operating activities:
 Net income                                                               $126      $ 59
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Equity in undistributed (income) loss of real
     estate joint ventures                                                   4       (30)
    Distribution from (contributions to) real estate joint ventures        190        (4)
    Gain from sale of assets                                               (94)      ---
    Depreciation and amortization                                           48        50
 Change in assets and liabilities:
   Investments in real estate                                              (81)      (26)
   Decrease in accounts receivable and other assets                         12        12
   Increase in accounts payable, accrued
    expenses and other                                                     100        67
                                                                         -----      ----

      Net cash provided by operating activities                            305       128
                                                                         -----      ----

Cash flows from investing activities:
  Proceeds from sale of investments                                         94       ---
                                                                         -----      ----

Cash flows from financing activities:
 Borrowings (payments) on notes payable and other debt, net                (76)       53
                                                                         -----      ----

Net increase in cash                                                       323       181
Beginning cash                                                             154       154
                                                                         -----      ----

Ending cash                                                               $477      $335
                                                                         =====      ====


       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


(1)  CURRENT BUSINESS CONDITIONS

  Net income of Southern Investors Service Company, Inc. and subsidiaries (the Company) was $126,000 for the three months ended March 31, 1998, as compared to $59,000 for the three months ended March 31, 1997.

  The Company has sustained losses from operations for each of the past several years, and management anticipates that the Company will incur an operating loss for the remainder of 1998. Cash flow from operations has not been and will not be sufficient to meet liquidity needs. Such losses have depleted the Company's stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.

  Debt totaling $5,203,000 has matured and is currently due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities, which adjustments might be necessary if the Company is unable to continue as a going concern and could be significant.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Results of Operations

  The net income for the first three months of 1998 was $126,000 or $.04 per share compared to a net income of $59,000 or $.02 per share during the first quarter of 1997.

  Rental and other revenues from the operation of the Company's resort in west Texas totaled $748,000 and $794,000 for the three months ended March 31, 1998 and 1997, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of these periods are summarized as follows:

                              Three months ended March 31,
                              ----------------------------
                                   1998           1997
                              ------------    ------------
Hotel rooms:
     % Occupancy                        46%             50%
     Average rate                 $  58.71        $  59.71
     Total revenue                $220,000        $240,000
Condominiums:
     % Occupancy                        35%             43%
     Average rate                 $  53.95        $  61.85
     Total revenue                $ 46,000        $ 55,000

Total rental revenue              $266,000        $295,000
Restaurant, bar and
  golf course revenue              229,000         240,000
Other revenues                     253,000         259,000
                                  --------        --------
Total revenues                    $748,000        $794,000
                                  ========        ========

     Real estate revenues were $325,000 for the first three months of 1998 compared to $260,000 last year. During the first quarter of 1998, the Company sold its 12.5% interest in Heritage Park Venture II for a gain of $94,000. This gain is included in interest and other income.


  Real estate revenues include the following amounts:

                                                       Three Months Ended
                                                             March 31,
                                                         ----------------
                                                          1998       1997
                                                         -------   ------
                                                      (Thousands of Dollars)

Management fees                                            $ 189    $218
Interest and other income                                    140      12
Equity in income (loss) of real estate joint ventures         (4)     30
                                                           -----    ----
Total real estate revenues                                 $ 325    $260
                                                           =====    ====

LIQUIDITY AND CAPITAL RESOURCES

     On an annual basis, cash flow from operations has been negative for the past several years, and management anticipates that cash flow from operations will not be sufficient to meet the Company's liquidity needs during 1998. The financial condition of the Company indicates that, unless operating results and cash flow improve, the Company will be required to borrow funds or to continue to sell assets. It is unlikely that the Company will be able to arrange to borrow funds from other sources and there is no assurance that the Company could sell sufficient assets to meet its cash needs.

  Debt totaling $5,203,000 has matured and is currently due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions.

Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities, which adjustments might be necessary if the Company is unable to continue as a going concern and could be significant.

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



                          DATE: May 13, 1998