Form 10QSB
period 1998-06-30
SOUTHERN INVESTORS SERVICE CO INC
filed 1998-08-13
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

For the quarterly period ended June 30, 1998
                               ----------------

       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT

For the transition period from __________________ to ___________________

                         Commission file number 04863
                                               -------------------------

                   Southern Investors Service Company, Inc.
------------------------------------------------------------------------------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of August 10, 1998, Common Stock $1.00 Par Value

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                            (Thousands of Dollars)
                                  (Unaudited)

ASSETS
------

REAL ESTATE ASSETS:
 Resort development, net                                $ 2,454
 Real estate held for resale or development                  98
 Equity in real estate joint ventures, net                  434
                                                         ------
  Total real estate assets                                2,986
CASH                                                        205
ACCOUNTS RECEIVABLE                                         279
OTHER ASSETS                                                 12
                                                         ------

                                                        $ 3,482
                                                         ======

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
 Notes payable                                          $ 4,920
 Other debt                                                 511
 Accounts payable and accrued expenses                    2,503
 Other liabilities                                          336
                                                         ------
  Total liabilities                                       8,270
                                                         ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $1 par, 1,000,000
  shares authorized, none issued                             --
 Common stock, $1 par, 10,000,000 shares authorized,
  3,281,331 shares issued                                 3,281
 Additional paid-in capital                               3,031
 Retained deficit                                       (10,974)
 Less treasury stock, 112,402 shares, at cost              (126)
                                                         ------
  Total stockholders' deficit                            (4,788)
                                                         ------
                                                         $3,482
                                                         ======


        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                            (Thousands of Dollars)
                                  (Unaudited)

                                                 Three Months Ended         Six Months Ended
                                                     June  30,                  June 30,
                                        ---------------------------    --------------------------
                                            1998            1997          1998            1997
                                        ----------       ----------    ----------     -----------
RESORT REVENUES                         $      529       $      735    $    1,277     $     1,529

REAL ESTATE REVENUES                            98              421           423             682
                                        ----------       ----------    ----------     -----------

                                               627            1,156         1,700           2,211
                                        ----------       ----------    ----------     -----------
RESORT OPERATING EXPENSES                      585              674         1,237           1,373

OTHER OPERATING EXPENSES                       253              260           457             464
                                        ----------       ----------    ----------     -----------
                                               838              934         1,694           1,837
                                        ----------       ----------    ----------     -----------
INCOME (LOSS) FROM OPERATIONS                 (211)             222             6             374

INTEREST EXPENSE                               (93)             (91)         (184)           (183)
                                        ----------       ----------    ----------     -----------
NET INCOME (LOSS)                       $     (304)      $      131    $     (178)    $       191
                                        ==========       ==========    ==========     ===========

BASIC AND DILUTED EARNING
 (LOSS) PER COMMON SHARE                $     (.10)      $      .04    $     (.06)    $       .06
                                        ----------       ==========    ----------     ===========
AVERAGE NUMBER OF
 SHARES OUTSTANDING                      3,168,929        3,168,929     3,168,929       3,168,929
                                        ==========       ==========    ==========     ===========

       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Thousands of Dollars)
                                  (Unaudited)


                                                                            Six Months
                                                                          Ended June 30,
                                                                         ---------------
                                                                           1998     1997
                                                                         ------    -----
Cash flows from operating activities:
 Net (loss) income                                                        $(178)    $191
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Equity in undistributed (income) loss of real
     estate joint ventures                                                   10      (61)
    Distribution from (contributions to) real estate joint ventures         190       (4)
    Gain from sale of assets                                                (94)     (79)
    Depreciation and amortization                                            95       99
 Change in assets and liabilities:
   Investments in real estate                                              (125)     (28)
   Decrease in accounts receivable and other assets                          22       19
   Increase in accounts payable, accrued
    expenses and other                                                      107      107
                                                                          -----     ----
      Net cash provided by operating activities                              27      244
                                                                          -----     ----
Cash flows from investing activities:
  Proceeds from sale of investments                                          94       79
                                                                          -----     ----
Cash flows from financing activities:
 Payments on notes payable and other debt, net                              (70)     (36)
                                                                          -----     ----
Net increase in cash                                                         51      287
Beginning cash                                                              154      154
                                                                          -----     ----
Ending cash                                                               $ 205     $441
                                                                          =====     ====


       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


(1)  CURRENT BUSINESS CONDITIONS

  Net loss of Southern Investors Service Company, Inc. and subsidiaries (the Company) was ($178,000) for the six months ended June 30, 1998, as compared to net income of $191,000 for the six months ended June 30, 1997.

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

  Debt totaling $5,201,000 has matured and is currently due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. In considering the foregoing options management has made certain assumptions relative to the options currently being considered that management believes are reasonable. However, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities, which adjustments might be necessary if the Company is unable to continue as a going concern and could be significant.

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


Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

  The (loss) for the first six months of 1998 was ($178,000) or ($.10) per share compared to a net income of $191,000 or $.06 per share during the first six months of 1997.

  Rental and other revenues from the operation of the Company's resort in west Texas totaled $1,277,000 and $1,529,000 for the six months ended June 30, 1998 and 1997, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of these periods are summarized as follows:

                               Six months ended June 30,
                               -------------------------
                                  1998          1997
                               -----------   -----------
Hotel rooms:
     % Occupancy                       45%           52%
     Average rate              $    60.07    $    59.15
     Total revenue             $  448,000    $  505,040
Condominiums:
     % Occupancy                       29%           35%
     Average rate              $    58.71    $    66.99
     Total revenue             $   84,000    $   98,000

Total rental revenue           $  532,000    $  603,040
Restaurant, bar and
  golf course revenue             477,000       437,000
Other revenues                    268,000       489,000
                               ----------    ----------
Total resort revenues          $1,277,000    $1,529,000
                               ==========    ==========

     The decrease in other revenues during 1998 is due to the 1997 sale of the remaining condominium units owned by the Company. In addition, sales in the Company's lumber and hardware operations decreased during 1998.

     Real estate revenues were $423,000 for the first six months of 1998 compared to $682,000 for the first six months of 1997. During 1998, the Company sold its 12.5% interest in Heritage Park Venture II for a gain of $94,000. During 1997, the Company sold its remaining investment in a former subsidiary for a gain of $79,000. In addition, during 1997 the Company received litigation proceeds of $86,000. These gains are included in interest and other income.
The decrease in management fees during 1998 is due to a reduction in the number of projects managed by the Company.


  Real estate revenues include the following amounts:

                                                         Six Months Ended
                                                              June 30,
                                                           -------------
                                                           1998    1997
                                                           -----   -----
                                                      (Thousands of Dollars)

Management fees                                            $ 286    $431
Interest and other income                                    147     190
Equity in income (loss) of real estate joint ventures        (10)     61
                                                           -----    ----
Total real estate revenues                                 $ 423    $682
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

     Debt totaling $5,201,000 has matured and is currently due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. In considering the foregoing options management has made certain assumptions relative to the options currently being considered that management believes are reasonable. However, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities, which adjustments might be necessary if the Company is unable to continue as a going concern and could be significant.

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

None

ITEM 3.   Default upon Senior Securities

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 19, 1998, at which time the stockholders elected the Company's directors and ratified the appointment of Arthur Andersen LLP independent public accountants for the company for the year ending December 31, 1998. The results were as follows:

                                        Against/              Broker
                               For      Withheld   Abstain   Non-Votes
                            ---------   --------   -------   ---------

Directors:

Walter M. Mischer, Sr.      2,592,270        470         -           -

Walter M. Mischer, Jr.      2,592,240        500         -           -

John D. Weil                2,592,270        470         -           -

Accountants                 2,557,880     34,780        80           -


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

                          Date:  August 13, 1998