Form 10QSB
period 1998-09-30
SOUTHERN INVESTORS SERVICE CO INC
filed 1998-11-12
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----- ACT OF 1934
For the quarterly period ended   September 30, 1998
                               ---------------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from  ____________ to ______________

                         Commission file number  04863
                                                --------------

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

                                (713) 869-7800
                                --------------
                           Issuer's telephone number

                           -------------------------

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes     No
                                                   ----   ----
                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of November 10, 1998, Common Stock $1.00 Par Value

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                              SEPTEMBER 30, 1998
                              ------------------
                            (Thousands of Dollars)
                                  (Unaudited)

ASSETS
------

REAL ESTATE ASSETS:
 Resort development, net                                  2,457
 Real estate held for resale or development                  98
 Equity in real estate joint ventures, net                  430
                                                         ------
  Total real estate assets                                2,985
CASH                                                         56
ACCOUNTS RECEIVABLE                                         354
OTHER ASSETS                                                 10
                                                         ------

                                                         $3,405
                                                          =====

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
 Notes payable                                            5,028
 Other debt                                                 519
 Accounts payable and accrued expenses                    2,634
 Other liabilities                                          351
                                                         ------
  Total liabilities                                       8,532
                                                         ------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $1 par, 1,000,000
  shares authorized, none issued                             --
 Common stock, $1 par, 10,000,000 shares authorized,
  3,281,331 shares issued                                 3,281
 Additional paid-in capital                               3,031
 Retained deficit                                       (11,313)
Less treasury stock, 112,402 shares, at cost               (126)
                                                        --------
 Total stockholders' deficit                             (5,127)
                                                       --------
                                                       $  3,405
                                                       ========

        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                            (Thousands of Dollars)
                                 (Unaudited)

                                           Three Months Ended         Nine Months Ended
                                             September  30,             September 30,
                                           ------------------          ----------------
                                           1998          1997         1998         1997
                                           ----          ----         ----         ----
RESORT REVENUES                       $      250    $      434    $    1,527    $    1,963

REAL ESTATE REVENUES                         115           226           539           907
                                      ----------    ----------    ----------    ----------
                                             365           660         2,066         2,870
                                      ----------    ----------    ----------    ----------
RESORT OPERATING EXPENSES                    523           586         1,760         1,961

OTHER OPERATING EXPENSES                      88           197           545           662
                                      ----------    ----------    ----------    ----------
                                             611           783         2,305         2,623
                                      ----------    ----------    ----------    ----------
INCOME (LOSS) FROM OPERATIONS               (246)         (123)         (239)          247

INTEREST EXPENSE                             (93)          (93)         (278)         (272)
                                      ----------    ----------    ----------    ----------
NET  (LOSS)                               ($ 339)        ($216)       ($ 517)       ($  25)
                                      ==========    ==========    ==========    ==========
BASIC AND DILUTED
  (LOSS) PER COMMON SHARE                ($  .11)       ($ .07)      ($  .16)      ($  .01)
                                      ==========    ==========    ==========    ==========
AVERAGE NUMBER OF
  SHARES OUTSTANDING                   3,168,929     3,168,929     3,168,929     3,168,929
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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                            (Thousands of Dollars)
                                  (Unaudited)

                                                                               Nine Months
                                                                           Ended September 30,
                                                                           -------------------
                                                                           1998           1997
                                                                           ----           ----
Cash flows from operating activities:
 Net (loss)                                                               $(517)         $ (25)
 Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
    Equity in undistributed (income) loss of real
     estate joint ventures                                                   15            (87)
    Distribution from (contributions to) real estate joint ventures         190             (9)
    Gain from sale of assets                                                (94)           (76)
    Depreciation and amortization                                           143            127
 Change in assets and liabilities:
   Investments in resort properties                                        (176)           (31)
   Increase in accounts receivable and other assets                         (50)           (76)
   Increase in accounts payable, accrued
    expenses and other                                                      258            232
                                                                          -----          -----
       Net cash  (used in) provided by operating activities                (231)           155
                                                                          -----          -----
Cash flows from investing activities:
  Proceeds from sale of investments                                          94             76
                                                                          -----          -----
Cash flows from financing activities:
 Borrowing (payments) on notes payable and other debt, net                   39            (45)
                                                                          -----         ------
Net (decrease) increase in cash                                             (98)            86
Beginning cash                                                              154            154
                                                                          -----         ------
Ending cash                                                               $  56         $  240
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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)


(1)  CURRENT BUSINESS CONDITIONS

     Net loss of Southern Investors Service Company, Inc. and subsidiaries (the Company) was ($517,000) for the nine months ended September 30, 1998, as compared to net loss of ($25,000) for the nine months ended September 30, 1997.

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

     Debt totaling $5,200,000 has matured and is currently due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. In considering the foregoing options management has made certain assumptions relative to the options currently being considered that management believes are reasonable. However, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities, which adjustments might be necessary if the Company is unable to continue as a going concern and could be significant.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations

     The (loss) for the first nine months of 1998 was ($517,000) or ($.16) per share compared to a net loss of ($25,000) or ($.01) per share during the first nine months of 1997.

     Rental and other revenues from the operation of the Company's resort in west Texas totaled $1,527,000 and $1,963,000 for the nine months ended September 30, 1998 and 1997, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of these periods are summarized as follows:

                                  Nine months ended September 30,
                                  -------------------------------
                                        1998          1997
                                        ----          ----
Hotel rooms:
     % Occupancy                             34%           43%
     Average rate                    $    60.34    $    58.34
     Total revenue                   $  421,000    $  440,000
Condominiums:
     % Occupancy                             22%           28%
     Average rate                    $    59.72    $    65.10
     Total revenue                   $   94,000    $  114,000

Total rental revenue                 $  515,000    $  554,000
Restaurant, bar and
  golf course revenue                   454,000       558,000
Other revenues                          558,000       851,000
                                     ----------    ----------
Total resort revenues                $1,527,000    $1,963,000
                                     ==========    ==========

     The decrease in other revenues during 1998 is due to the 1997 sale of the remaining condominium units at the resort owned by the Company. In addition, sales in the Company's lumber and hardware operations at the resort decreased during 1998. The decrease in occupancy during 1998 was due to the draught which caused a decrease in river rafting activities at the resort.

     Real estate revenues were $539,000 for the first nine months of 1998 compared to $907,000 for the first nine months of 1997. During 1998, the Company sold its 12.5% interest in Heritage Park Venture II for a gain of $94,000. During 1997, the Company sold its remaining investment in a former subsidiary for a gain of $76,000. In addition, during 1997 the Company received litigation proceeds of $86,000. These gains are included in interest and other income. The decrease in management fees and other operating expenses during 1998 is due to a reduction in the number of projects managed by the Company.

  Real estate revenues include the following amounts:

                                                         Nine Months Ended
                                                            September 30
                                                            ------------
                                                         1998         1997
                                                         ----         ----
                                                       (Thousands of Dollars)

Management fees                                          $423         $630
Interest and other income                                 131          190
Equity in income (loss) of real estate joint ventures     (15)          87
                                                         ----         ----

Total real estate revenues                               $539         $907
                                                         ====         ====

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

     Debt totaling $5,200,000 has matured and is currently due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. In considering the foregoing options management has made certain assumptions relative to the options currently being considered that management believes are reasonable. However, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities, which adjustments might be necessary if the Company is unable to continue as a going concern and could be significant.

     The undeveloped land located at the Company's resort development in west Texas and the Company's investment in real estate held for resale or development are pledged to secure debt. Management believes that in a stable market the values of the properties would exceed the balances of the loans that they secure. If the Company were to sell or dispose of its real estate assets as a result of the maturity or acceleration of the underlying debt or for reasons other than those arising in the normal course of business, it is anticipated that sales prices would be significantly less than the current carrying amount of the assets and that such sales or dispositions would not generate sufficient funds to retire the related debt.

THE YEAR 2000 ISSUE

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

     The Company's major systems have all been developed by third party software providers. The Company has contacted its major computer service providers and has received assurances that those services will function properly on January 1, 2000. Since the Company does not process a large volume of transactions in its accounting system and does not rely on other automated systems that could not be processed manually the Company does not foresee a material financial risk associated with the year 2000 issue. The Company will continue to coordinate with its third party providers to assess the year 2000 issue and develop plans for compliance.

FORWARD LOOKING STATEMENT

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



                         SOUTHERN INVESTORS SERVICE COMPANY, INC.



                         /s/ Walter M. Mischer, Jr.
                         ---------------------------
                         WALTER M. MISCHER, JR.
                         President - Principal Executive Officer





                         /s/ Eric Schumann
                         --------------------------
                         ERIC SCHUMANN
                         Senior Vice President - Finance
                         Principal Financial and Accounting Officer

                         Date:  November 12, 1998