Form 10KSB40
period 1998-12-31
SOUTHERN INVESTORS SERVICE CO INC
filed 1999-03-30
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1998

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year.  $2.9 Million

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $0.00 as of March 20, 1998

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,168,929 shares, Common Stock $1.00 Par Value as of March 22, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Company's proxy statement to be used in connection with the 1998 annual meeting is incorporated by reference into Part III.

                                 PART I

ITEM 1. DESCRIPTION OF BUSINESS

  Southern Investors Service Company, Inc., was incorporated under the laws of the State of Delaware in 1972. Southern Investors Service Company, Inc. and its subsidiaries (Company) are currently engaged in the operation of a resort property in west Texas known as Lajitas in the Big Bend (Lajitas).

  Prior to 1990, the Company was engaged in the ownership and development of real estate primarily in the Houston, Texas area. The operations of the Company were significantly reduced during 1990, as a result of various debt settlements with lenders and other creditors. These settlements resulted in the transfer of substantially all of the Company's holdings to its creditors. Cash flow from operations has not been adequate to meet the Company's obligations for the past several years and management projects negative cash flow from operations for 1999. The Company's last remaining operating asset is Lajitas. During 1998 and prior years, the Company's operations included the management of residential developments and two office buildings owned by others. During 1998, the majority of these residential projects were sold by the owners and therefore the Company no longer is managing these projects. Effective January 1, 1999, the Company ceased all management activity and all employees related to this activity were terminated. See Note 7 of the Notes to Consolidated Financial Statements of the Company for a discussion of related party transactions. During 1998, and prior years some of these activities were conducted through joint ventures in which the Company has equity interests. Unless otherwise indicated, the term "Company" includes these joint ventures.

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

LIABILITY SETTLEMENTS

  During 1998, the Company sold two small tracts of undeveloped real estate which had been collateral for a note payable to an insurance company. This note was issued during 1992 as part of a settlement with the insurance company the terms of which provided for the release from liability of approximately $273,000 in claims if the note was paid. The sale of the two tracts of land provided the funds necessary to repay the note for $9,000 less than the amount due. As a result the Company recorded an extraordinary gain of $282,000 during 1998. The Company had no liability settlements during 1997.

CONTINUED OPERATIONS

  Debt totaling $4,748,000 has matured and is currently due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover its operating expenses and other cash requirements. The Company's financial statements have been prepared in conformity with generally accepted accounting principles assuming that the Company will continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of asset carrying amounts that might be necessary should the Company be unable to continue as a going concern. In the event the Company fails to continue as a going concern, the value of its assets may be substantially less than the value that normally would be realized in the ordinary course of business. See Note 5 of the Notes to Consolidated Financial Statements for a discussion of the Company's debt.

OPERATIONS

GENERAL

  The Company's most significant asset consists of Lajitas. Rental and other revenue from the operation of this facility totaled $2.1 million and $2.5 million for the years ended December 31, 1998 and 1997, respectively. See Item 2, "Description of Property."

  Since 1990, in addition to the operations of its resort property, the Company had emphasized the management of real estate development for others. The Company had entered into contracts to manage, operate and develop residential property, including the performance of various administrative functions. Such contracts could be canceled on 30 days notice. During 1998, the majority of these residential projects were sold by the owner and therefore the Company's contracts were canceled. Effective January 1, 1999, the Company ceased all development management activities and all employees related to this activity were terminated. See Note 7 of the Notes to Consolidated Financial Statements of the Company for a discussion of management contracts with related parties.

  The Company has a 6.7% equity interest in a ten-story building located at 2707 North Loop West. The Company also has a cash flow interest in 2727 North Loop West, where its corporate headquarters are located.

  The Company also had equity interests in three other real estate joint ventures. During 1998, the assets of two of these ventures were sold and the ventures therefore, terminated. In addition, the assets of the one remaining venture were sold during February 1999. As a result of these transactions the Company recorded net gains of approximately $161,000 during 1998.

EMPLOYEES

  The Company employed a total of 81 persons on a full-time basis and a total of 5 persons on a part-time basis, as of December 31, 1998.

COMPETITION

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

ITEM 2.  DESCRIPTION OF PROPERTY

  The Company's net investment in Lajitas was $2.2 million or 71% of total assets as of December 31, 1998. The development consists of approximately 24,000 acres of land located in the southwest portion of Brewster County adjacent to the western border of Big Bend National Park. A substantial portion of the 24,000 acres is pledged to secure borrowings of the Company. These borrowings have a principal amount of $339,000. The development includes a hotel, condominiums, a restaurant, meeting rooms, various shops and other facilities in various separate one and two-story buildings. The development has ancillary site improvements consisting of a nine-hole golf course, recreational vehicle park, swimming pool, tennis courts, landing strip and an airplane hangar.

  Rental and other revenues from the operation of these facilities totaled $2.1 million and $2.5 million for the years ended December 31, 1998 and 1997, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of the two years ended December 31, 1998 are summarized as follows:

                                               Year Ended December 31,
                                               -----------------------
                                                 1998          1997
                                                ------        ------
Hotel rooms:
  % Occupancy                                         34%           42%
  Average rate                                $    61.37    $    58.93
  Total revenue                               $  712,000    $  833,000
Condominiums:
  % Occupancy                                         22%           26%
  Average rate                                $    64.36    $    64.48
  Total revenue                               $  137,000    $  146,000

Total rental revenues                         $  849,000    $  979,000
Restaurant, bar and golf course revenues         653,000       734,000
Other revenues                                   577,000       790,000
                                              ----------    ----------
Total revenues                                $2,079,000    $2,503,000
                                              ==========    ==========

  The development has a basis for federal income tax reporting of approximately $1.7 million as of December 31, 1998. The improvements are depreciated using the straight-line method with lives which range from twelve to forty years. The realty tax rate for 1998 was $1.94 per $100 assessed value and total taxes were approximately $69,000 for the year ended December 31, 1998. Due to the location of the development and lack of public fire protection, the Company considers the cost of obtaining insurance prohibitive and consequently does not carry property insurance for this development.

  The Company's principal executive offices are located in northwest Houston and are shared at no charge with companies affiliated with the Chairman of the Board and Chief Executive Officer, Walter M. Mischer, Sr. The Company owns or leases office furniture, furnishings, equipment and vehicles as management deems necessary for its operations. Information concerning encumbrances on the property owned by the Company and subleases from a related party is contained in Notes 5 and 7 of the Notes to Consolidated Financial Statements of the Company.

  The Company has planned no significant additions to its properties during 1999.

ITEM 3.  LEGAL PROCEEDINGS

  The information with respect to legal proceedings is contained in Note 6 of the Notes to Consolidated Financial Statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

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

  The approximate number of holders of record of the Company's stock as of March 22, 1999 was 509. No dividends have been paid by the Company since its inception and the Company has no plans to pay dividends in the foreseeable future.

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

                                              Year Ended December 31,
                                              -----------------------
                                                1998          1997
                                               ------        ------

Resort revenues                              $   2,079      $   2,503
Real estate revenues, net                          827          1,151
Resort operating expenses                       (2,377)        (2,475)
Other operating expenses                          (680)          (868)
Interest expense                                  (367)          (369)
                                             ---------      ---------
Loss before extraordinary gains                   (518)           (58)
Extraordinary gains on debt settlements            282              -
                                             ---------      ---------
Net Loss                                     $    (236)     $     (58)
                                             =========      =========
Loss per common share:
  Loss before extraordinary gains            $   (0.16)     $   (0.02)
  Net Loss                                   $   (0.07)     $   (0.02)
Total assets                                 $   3,098      $   3,606
Total debt                                   $   5,452      $   5,512
Total stockholders' deficit                  $  (4,846)     $  (4,610)

CURRENT BUSINESS CONDITIONS, CERTAIN EVENTS AND UNCERTAINTIES

  The Company has sustained losses from operations for several years and the Company anticipates that it will incur a loss from operations for 1999. Such losses depleted the Company's stockholders' equity in 1989. Cash flow from operations has not been sufficient to meet liquidity needs during the past several years and the Company anticipates negative cash flow from operations during 1999. The Company's operations are concentrated in Texas, which from 1986 to 1988 was adversely affected by the downturn in the energy and real estate markets. Reduced revenues during this period resulted in a deterioration of the Company's financial condition and its ability to meet its obligations.
As a result, since 1989, the Company has entered into a series of transactions to significantly reduce its debt obligations through the transfer of a significant amount of the Company's assets to its lenders and creditors.

LIABILITY SETTLEMENTS

  During 1998, the Company sold two small tracts of undeveloped real estate which had been collateral for a note payable to an insurance company. This note was issued during 1992 as part of a settlement with the insurance company the terms of which provided for the release from liability of approximately $273,000 in claims if the note was paid. The sale of the two tracts of land provided the funds necessary to repay the note for $9,000 less than the amount due.

As a result the Company recorded an extraordinary gain of $282,000 during 1998. The Company had no liability settlements during 1997.

CONTINUED OPERATIONS

  As more fully described in Note 5 of the Notes to Consolidated Financial Statements, the Company continues to be delinquent on certain debt with an outstanding principal balance of approximately $4,748,000 as of December 31, 1998. The Company must settle or restructure existing debt and generate positive cash flow to cover operating expenses and other cash requirements to continue as a going concern and to realize the carrying amount of its assets. The Company's future financial condition depends upon its ability to generate cash at levels to meet operating needs and debt obligations. Management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest expense), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

  The Company reported a $236,000 loss for 1998 compared with a loss of $58,000 in 1997. The Company recorded extraordinary gains on debt settlements of $282,000 during 1998. Net loss was $236,000 or $.07 per share for 1998 compared to net loss of $58,000 or $.02 per share for 1997.

  Rentals and other income from the Company's resort in west Texas were $2.1 million and $2.5 million for the years ended December 31, 1998 and 1997, respectively. The decrease in rental and other income was due to decreased occupancy during 1998. Resort operating expenses for 1998 decreased slightly as compared to 1997. See Item 2, "Description of Property" included herein for a discussion of the Company's resort development.

  Real estate revenues decreased to $827,000 in 1998 from $1,151,000 in 1997. Revenues for 1997 include the sale of the remainder of the Company's ownership of a former subsidiary and the receipt of litigation proceeds. During 1996, the Company sold a portion of its minority ownership in Jackson Supply Company, a former subsidiary of the Company and recorded a profit of $116,000. The remainder of this stock was sold during 1997 and the Company recorded a profit of approximately $76,000. These amounts are included in interest and other income shown below. During 1998 the Company sold its remaining land held for development or sale for a net gain of $86,000. Management fee income decreased as a result of fewer properties under management. Other operating expenses declined $188,000 as a result of fewer management contracts because of a reduction in the amount of properties managed and are expected to reduce further during 1999.

  Real estate revenues, net include the following amounts:

(Thousands of Dollars)               Year Ended December 31,
                                     ------------------------
                                        1998          1997
                                       ------        ------
Management fees                         $ 530        $  825
Interest and other income                 144           200
Equity in income of real
  estate joint ventures                    67           126
Sales of real estate                      177           ---
Cost of real estate sales                 (91)          ---
Total real estate revenues, net         $ 827        $1,151

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow from operations has not been sufficient to meet the Company's obligations for the past several years and management anticipates that cash flow from operations will not be sufficient to meet its liquidity needs in 1999. The financial condition of the Company indicates that, unless operating results and cash flow improve, the Company will be required to borrow funds or to continue to sell assets. There can be no assurance that the Company could arrange to borrow funds from other sources or to sell sufficient assets to meet its cash needs or restructure its existing debt.

  As of December 31, 1998, the Company was delinquent on notes payable and other long-term debt of approximately $4,748,000 and interest payments of $1,884,000. As of December 31, 1998, the Company had recorded accounts payable and accrued expenses and other liabilities of $2.5 million. Management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest expense), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or possible liquidation of the Company. The Company's debts and obligations are discussed in Notes 1, 5, 6, and 7 of Notes to Consolidated Financial Statements of the Company.

  The developed land located at the Company's resort development in west Texas is pledged to secure debt. Management believes that in a stable market the values of the properties would exceed the balances of the loans which they secure. If the Company were to sell or dispose of its real estate assets as a result of the maturity or acceleration of the underlying debt or for reasons other than those arising in the normal course of business, it is anticipated that sales prices would be significantly less than the current carrying amount of the assets and such sales or dispositions would not generate sufficient funds to retire the debt related to such assets.

  In assessing the Company's liquidity, the impact of income taxes has been considered. The Company does not expect its cash flow to be affected by income taxes in the foreseeable future because of its net operating loss carryforward. The Company's federal income taxes are disclosed in Note 4 of the Notes to Consolidated Financial Statements of the Company.

  The impact of inflation on the Company over the past several years has been minimal.

  No major additions to property, plant and equipment are anticipated.

THE YEAR 2000 ISSUE

The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company has conducted a review of its computer systems to identify the systems that could be affected by "the year 2000" issue.

The Company's major systems have all been developed by third party software providers. The Company has contacted its major computer service providers and has received assurances that those services will function properly on January 1, 2000. Since the Company does not process a large volume of transactions in its accounting system and does not rely on other automated systems that could not be processed manually, the Company does not foresee a material financial risk associated with the year 2000 issue. The Company will continue to coordinate with its third party providers to assess the year 2000 issue and develop plans for compliance.

ITEM 7.  FINANCIAL STATEMENTS

  The following financial statement data required pursuant to this item are included herein:

            Report of Independent Public Accountants

            Consolidated Balance Sheet -
             December 31, 1998

            Consolidated Statements of Income (Loss) for
             each of the Two Years Ended
             December 31, 1998 and 1997

             Consolidated Statements of Change in Stockholders'
              Deficit for each of the Two Years
              Ended December 31, 1998 and 1997


            Consolidated Statements of Cash Flows for
             each of the Two Years Ended
             December 31, 1998 and 1997

            Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

  The information required by Item 9 is contained in the Company's proxy statement to be used in connection with its 1999 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

  The information required by Item 10 is contained in the Company's proxy statement to be used in connection with its 1999 annual meeting of stockholders under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 11 is contained in the Company's proxy statement to be used in connection with its 1999 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 12 is contained in the Company's proxy statement to be used in connection with its 1999 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.


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

       (21)      Subsidiaries of the Registrant               *

       (27)      Financial Data Schedule                      *

(B)  Reports on Form 8-K

       The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Southern Investors Service Company, Inc.:

We have audited the accompanying consolidated balance sheet of Southern Investors Service Company, Inc. (a Delaware Corporation), and subsidiaries (the Company) as of December 31, 1998, and the related consolidated statements of income (loss), changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Investors Service Company, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The Company's cash flow from operations has not been adequate to meet the Company's obligations for the past several years. Management projects negative cash flow from operations for 1999 and the Company has a deficit in stockholders' equity. As described in Note 5 to the Consolidated Financial Statements, even though the Company has restructured certain indebtedness in the last several years, it continues to be delinquent on $4,748,000 of debt. As discussed in Note 6 to the Consolidated Financial Statements, the Company is involved in litigation and other contingencies, the outcomes of which are uncertain at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern and to realize the carrying amount of its assets. Management is currently reviewing options in regard to these matters as described in Note 1 to the Consolidated Financial Statements. There can be no assurance that actual events will occur in accordance with any of the options management is currently reviewing. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and the consolidated financial statements do not include any adjustments, which could be significant, that might result from the outcome of the uncertainties described above.


                                 Arthur Andersen LLP
Houston, Texas
March 19, 1999

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998
                            (Thousands of Dollars)

ASSETS

REAL ESTATE ASSETS:
 Resort development, net                                     $ 2,193
 Equity in real estate joint ventures, net                       507
                                                             -------
  Total real estate assets                                     2,700

CASH                                                              41
ACCOUNTS RECEIVABLE                                              340
OTHER ASSETS                                                      17
                                                             -------
  Total assets                                               $ 3,098
                                                             =======

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable, including $4,748 matured                    $ 5,452
  Accounts payable and accrued expenses                        2,344
  Other liabilities                                              148
                                                             -------
    Total liabilities                                          7,944
                                                             -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000 shares
   authorized, none issued                                        --
  Common stock, $1 par, 10,000,000 shares
   authorized, 3,281,331 shares issued                         3,281
  Additional paid-in capital                                   3,031
  Retained deficit                                           (11,032)
  Less treasury stock, 112,402 shares, at cost                  (126)
                                                             -------
    Total stockholders' deficit                               (4,846)
                                                             -------
    Total liabilities and stockholders' deficit              $ 3,098
                                                             =======

        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                            (Thousands of Dollars,
                           Except Per Share Amounts)

                                                        Year Ended December 31,
                                                        -----------------------
                                                           1998          1997
                                                          ------        ------
RESORT REVENUES                                        $    2,079    $    2,503

REAL ESTATE REVENUES, NET                                      27         1,151
                                                       ----------    ----------
                                                            2,906         3,654
                                                       ----------    ----------
RESORT OPERATING EXPENSES                                   2,377         2,475

OTHER OPERATING EXPENSES                                      680           868
                                                       ----------    ----------
                                                            3,057         3,343
                                                       ----------    ----------
INCOME (LOSS) FROM OPERATIONS                                (151)          311

INTEREST EXPENSE                                             (367)         (369)
                                                       ----------    ----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY GAINS             (518)          (58)

INCOME TAXES                                                   --            --
                                                       ----------    ----------
LOSS BEFORE EXTRAORDINARY GAINS                              (518)          (58)

EXTRAORDINARY GAINS ON DEBT SETTLEMENTS
 (Net of tax provision and operating loss carryforward
 realization of $96 in 1998)                                 (282)           --
                                                       ----------    ----------
NET LOSS                                               $     (236)   $      (58)
                                                       ==========    ==========
LOSS PER COMMON SHARE:

 Loss before extraordinary gains                       $    (0.16)   $    (0.02)
                                                       ==========    ==========
 Net Loss                                              $    (0.07)   $    (0.02)
                                                       ==========    ==========
AVERAGE NUMBER OF SHARES OUTSTANDING                    3,168,929     3,168,929
                                                       ==========    ==========

        The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                            (Thousands of Dollars)



                                   Common Stock      Additional
                                 -----------------    Paid-In     Retained    Treasury
                                 Shares     Amount    Capital      Deficit      Stock
                                ---------   -------  ---------    ---------  ---------

BALANCE, December 31, 1996      3,281,331   $3,281       $3,031   $(10,738)      ($126)
  Net loss                             --       --           --        (58)         --
                                ---------   ------       ------   --------    --------
BALANCE, December 31, 1997      3,281,331    3,281        3,031    (10,796)       (126)
  Net loss                             --       --           --       (236)         --
                                ---------   ------       ------   --------    --------
BALANCE, December 31, 1998      3,281,331   $3,281       $3,031   $(11,032)      ($126)
                                =========   ======       ======   ========    ========



       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)


                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                      1998          1997
                                                                     ------        ------
Cash flows from operating activities:
  Net loss                                                            $(236)        $( 58)
  Adjustments to reconcile net loss
     to net cash used in operating activities:
       Extraordinary gains on debt settlements                         (282)          ---
       Equity in undistributed income of real estate joint
       ventures                                                         (67)         (126)
       Distribution from real estate joint ventures, net                193          (  9)
       Gain from sale of real estate and joint venture interests       (180)         ( 76)
       Cost of real estate sold                                         (91)          ---
       Depreciation and amortization                                    190           127
  Change in assets and liabilities:
       Investments in real estate, net                                  (80)         ( 62)
       Increase in accounts receivable and other assets                 (36)         (112)
       Increase in accounts payable, accrued expenses
         and other                                                      260           295
                                                                      -----         -----
                Net cash used in operating activities                  (329)          (21)

Cash flows from investing activities:
  Proceeds from sale of investments                                     271            76
                                                                      -----         -----
       Net cash provided by investing activities                        271            76

Cash flows from financing activities:
  Borrowings on notes payable and other debt                            154            66
  Payments on notes payable and other debt                             (209)         (121)
                                                                      -----         -----
       Net cash used in financing activities                            (55)          (55)

Net decrease in cash                                                   (113)           --
Beginning cash                                                          154           154
                                                                      -----         -----
Ending cash                                                           $  41         $ 154
                                                                      =====         =====


       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  CURRENT BUSINESS CONDITIONS

  Southern Investors Service Company, Inc. and its subsidiaries' (Company) operations are concentrated in Texas. During 1990 as a result of a downturn in the energy and real estate markets, the Company reached an agreement with certain of its creditors to resolve defaults under various loans and to settle the outstanding debt and remaining deficiencies. The settlement provided for the conveyance to the creditors of a significant portion of the Company's assets. As a result, the Company's cash flow from operations has not been sufficient to meet the Company's obligations for the past several years. The Company has sustained net operating losses during several of the prior years and anticipates that it will incur a net operating loss for 1999. Such losses depleted the Company's stockholders' equity in 1989. The Company's ability to continue as a going concern is dependent upon its ability to settle or restructure existing debt and generate positive cash flow to cover operating expenses and other cash requirements.

  The Company has debt totaling $4,748,000 which has matured and is currently due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources.
These options include, but are not limited to, continued efforts to reduce operating expenses (including interest expense), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or possible liquidation of the Company. There is no assurance that the Company could arrange to borrow funds or raise capital from other sources. Management will continue to pursue these options. There can be no assurance that actual events will occur in accordance with any of the options management is currently reviewing. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

LIABILITY SETTLEMENTS

  During 1998, the Company sold two small tracts of undeveloped real estate which had been collateral for a note payable to an insurance company. This note was issued during 1992 as part of a settlement with the insurance company the terms of which provided for the release from liability of approximately $273,000 in claims if the note was paid. The sale of the two tracts of land provided the funds necessary to repay the note for $9,000 less than the amount due. As a result the Company recorded an extraordinary gain of $282,000 during 1998.
There were no debt settlements during 1997.

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of cash and accounts receivable approximate fair value due to relatively short maturities. It was not practicable to estimate the fair value of debt and related accrued interest as significant amounts of debt have matured or will mature during 1999. The Company is in process of negotiating with lenders to settle debt for cash payments or transfer of other assets at substantially less than amounts due.

  REAL ESTATE OPERATIONS

  Profits from sales of real estate are recognized only upon delivery of a deed, transfer of all attributes of ownership, receipt from the purchaser of an adequate cash down payment, and the absence of obligations to perform significant activities after the sale. If the required cash down payments have not been received, sales and related costs are recorded but the gross profits are deferred and recognized on the installment method of accounting until sufficient cash payments have been received. Deferred gross profit of $148,000 as of December 31, 1998 is included in other liabilities in the accompanying Consolidated Balance Sheet.

  Real estate held for resale or development is stated at the lower of cost or net realizable value. The estimated net realizable value of real estate is based upon the anticipated sales price in the normal course of business less estimated costs of completion and direct costs of disposal. If the Company estimates that the cost upon completion will exceed the net realizable value, the Company provides a reserve for such excess costs. Cost includes the land acquisition cost, general improvements and interest, property taxes and other carrying costs capitalized during development. Interest is capitalized on the average amount of accumulated expenditures for property being developed using an effective rate based on related debt. Interest and property tax capitalization continues until the assets are ready for sale or until development of the property is suspended. Costs are allocated to tracts based upon the relative sales value of the tracts.

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

  DEPRECIATION

  Resort development properties are carried at amortized cost and are depreciated on the straight-line basis over their estimated useful lives net of estimated salvage value. At December 31, 1998, accumulated depreciation totaled approximately $4,445,000.

  Upon sale or retirement of depreciable assets, the cost and the related accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income. The costs of ordinary maintenance and repairs are expensed, whereas renewals and major replacements are capitalized and expensed to future operations through depreciation charges.

  LOSS PER COMMON SHARE

  Loss per common share was computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) issued by the Financial Accounting Standards Board during 1997. The adoption of SFAS 128 had no effect on current or prior year earnings per share.

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

(3)  REAL ESTATE OPERATIONS

  Real estate revenues, net include the following amounts:

(Thousands of Dollars)                                Year Ended December 31,
-----------------------------------------------------------------------------
                                                         1998           1997
-----------------------------------------------------------------------------
Management fees                                         $ 530         $  825
Interest and other income                                 144            200
Equity in income of real estate joint ventures             67            126
Sales of real estate                                      177             --
Cost of real estate sales                                 (91)            --
-----------------------------------------------------------------------------
Total real estate revenues, net                         $ 827         $1,151
=============================================================================

As of December 31, 1998, the Company had an investment in one real estate joint venture accounted for on the equity method. The venture had total assets of $275,000 and the Company's equity in such venture totaled $147,000. The assets of this venture were sold during February 1999 at approximately book value. In addition to this venture the Company has investments in two other ventures accounted for on the cost method. These ventures had a book value of $360,000 as of December 31, 1998.

  (4)  FEDERAL INCOME TAXES

  The estimated tax effect of temporary differences and tax attributes representing deferred tax liabilities and assets is summarized as follows:

                                             December 31,
---------------------------------------------------------
(Thousands of Dollars)                           1998
---------------------------------------------------------
Tax benefits due to:
  Tax loss carryforwards                        $ 8,456
  Accrued expenses and other liabilities             95
  Other                                             (15)
                                                 ------
  Gross deferred tax asset                        8,536
Deferred tax liability due to:
  Accelerated depreciation                          (47)
  Basis difference in real estate assets         (1,523)
                                                 ------
  Net deferred tax asset                          6,966
  Less-Valuation allowance                       (6,966)
                                                 ------
                                               $     --
                                                 ======

  The Company estimates that as of December 31, 1998, its loss carryforward for federal income tax reporting purposes, is approximately $24.9 million, of which approximately $3.1 million is capital loss carryforward. During 1998, approximately $.8 million of the capital loss carryforward expired. The remainder of the capital loss carryforward will expire by 2002. The operating loss carryforward will begin to expire in 2002. The tax benefit of the operating loss carryforward has been recognized as a reduction of the deferred taxes provided on temporary differences which are expected to reverse during the carryforward period. The valuation allowance as of December 31, 1998 totaled $6,966,000, a decrease of approximately $269,000 from December 31, 1997.

  No taxes were paid during 1998 or 1997.

  In October 1986, the Tax Reform Act of 1986 (the Act) was passed. The Act substantially changed the rules regarding the availability of a corporation's operating loss carryforward following a significant change of ownership. Under most circumstances, the limitations on the use of the operating loss carryforward are imposed if the equity ownership of a corporation's 5% stockholders increases by more than 50% over the lowest percentage of equity ownership of such stockholders during the three year period prior to the date of the ownership change. No change of ownership had occurred through December 31, 1998. The Revenue Reconciliation Act of 1993 did not have a material impact on the Company's financial position or results of operation.

  (5)  NOTES PAYABLE AND OTHER DEBT

  NOTES PAYABLE

The Company's notes payable are summarized as follows:

                                                        December 31,
--------------------------------------------------------------------
(Thousands of Dollars)                                        1998
--------------------------------------------------------------------
     Matured notes, bearing interest at rates ranging
       from 6% to 10%                                        $1,308

     Matured notes issued to various debenture holders,
      bearing interest at 6%                                  3,440

     Note payable to Walter M. Mischer secured by
       real estate, and bearing interest
       at the prime rate plus 1%                                339

     Notes payable to Walter M. Mischer (See Note 7)            190

     Other                                                      175
                                                              -----
                                                             $5,452
                                                              =====

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

  As of December 31, 1998, the Company was delinquent on principal and interest payments of $4,748,000 and $1,884,000, respectively, on its notes payable and other debt. The Company is currently negotiating settlement of these debts.

  With the exception of the improvements and a portion of the land located at the Company's resort in west Texas, substantially all of the Company's real estate assets are pledged as collateral. Minimum annual principal payments on total notes payable and other debt during the years 1999 through 2003 are $0, $339,000, $190,000, $0, and $0, respectively, not including the delinquent principal amounts discussed above. Additional amounts may become due to obtain the release of real estate which is sold.

  As of December 31, 1998, the Company has not received any notices of default or acceleration from any of its lenders.

  Interest paid on the consolidated indebtedness during the years ended December 31, 1998 and 1997 was $19,000 and $26,000, respectively.

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

(7)  RELATED PARTY TRANSACTIONS

  In connection with various debt settlements during the past several years, Mr. Mischer had loaned or advanced the Company various amounts. In 1993, these loans and advances were consolidated into a single note in the principal amount of $339,000. This note bears interest at the prime rate plus 1% and will mature in February, 2000. This note is secured by approximately 14,720 acres of land located adjacent to the Company's resort in west Texas. In addition, during 1996, the Company executed two additional notes to Mr. Mischer. One note in the original principal amount of $26,000 was unsecured and was payable in monthly payments of $640 per month and bore interest at the rate of 9%. This note was paid March 1998. The second note is secured by receivables, is payable monthly as collections on the related receivables are received, bears interest at the rate of 9%, with a final maturity of July 2001. During 1998, the Company borrowed an additional $154,000 and made payments of $65,000 in connection with this note. As of December 31, 1998, the outstanding principal balance was $190,000.

  During 1998, the Company sold its 12.5% joint venture interest in Heritage Park to an entity affiliated with Mr. Mischer. The Company received cash distributions of $288,000 and $0 and recognized income of $96,000 and $147,000 during 1998 and 1997, respectively, relating to its 12.5% equity interest in Heritage Park including $94,000 from the gain on the sale.

  During 1997, Mr. Mischer purchased various construction materials from the Company's resort in west Texas totaling $102,000, which represented the Company's cost of these items plus 10%. In addition, Mr. Mischer reimbursed the Company $50,000 for salaries.

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

  The Company managed real estate projects in which Mr. Mischer or members of his family has effective ownership interests ranging from 13% to 100% for an aggregate monthly management fees of $58,000. The management contracts are cancelable upon thirty days notice. During March 1998, five of these projects which paid aggregate monthly management fees of $30,000 were sold and as a result the management contracts were canceled by the new owners. In addition, during 1995, the Company entered into a management agreement with a partnership in which Mr. Mischer, Jr. has a 50% ownership interest which provides for monthly payments. The Company received management fees of $40,000 during 1997. This contract was terminated in April 1997. As of December 31, 1998, the Company had accounts receivable from these and other projects of $87,000. These receivables were collected in full in 1999.

  During 1992 and 1987, Mr. Mischer purchased certain notes receivable held by a subsidiary of the Company at face amount of $83,000 and $546,000, respectively. The Company is required at Mr. Mischer's election to repurchase, at par, any note with a payment more than 90 days delinquent. None of these notes have been repurchased through December 31, 1998.

  Due to the Company's financial condition, it was unable to construct additional employee housing at the Company's resort in west Texas. As a result, Mr. Mischer built and owns additional employee housing that is leased by the Company on a month to month basis for $2,100 per month.

  In the opinion of the management of the Company, all of the transactions described above were effected on terms at least as favorable to the Company as those which could have been obtained from unaffiliated third parties.


(8)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following:


                                                                December 31,
-------------------------------------------------------------------------------
(Thousands of Dollars)                                             1998
-------------------------------------------------------------------------------
Trade accounts payable                                           $   82
Accrued interest payable                                          2,055
Accrued taxes payable                                                53
Other accrued liabilities                                           154
                                                                  -----
                                                                 $2,344
                                                                  =====

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                SOUTHERN INVESTORS SERVICE COMPANY, INC.

                       By:     WALTER M. MISCHER

                       /s/ WALTER M. MISCHER
                       --------------------------------------------
                       Walter M. Mischer
                       Chairman of the Board
                       Chief Executive Officer

                       Date:  March 30, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WALTER M. MISCHER                                  Date:  March 30, 1999
---------------------------------
Walter M. Mischer
Chairman of the Board and
Chief Executive Officer
Director


/s/ WALTER M. MISCHER, JR.                             Date:  March 30, 1999
---------------------------------
Walter M. Mischer, Jr.
President and Director
Chief Operating Officer


/s/ ERIC SCHUMANN                                      Date:  March 30, 1999
---------------------------------
Eric Schumann
Senior Vice President - Finance
Principal Financial and Accounting Officer


/s/ JOHN D. WEIL                                       Date:  March 30, 1999
---------------------------------
John D. Weil
Director

                               INDEX TO EXHIBITS
                       BY PAGE IN SEQUENTIAL NUMBER COPY



Document or Exhibit                                                Page No.
-------------------------------------------------------------------------------

Exhibit 21      Subsidiaries of the Registrant ....................   30

Exhibit 27      Financial Data Schedule............................   31