Form 10QSB
period 1999-03-31
SOUTHERN INVESTORS SERVICE CO INC
filed 1999-05-14
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended March 31, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from        to

                         Commission file number 04863

                   Southern Investors Service Company, Inc.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                      74-1223691
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)

2727 North Loop West, Suite 200, Houston, Texas             77008
        (Address of principal                             (Zip Code)
          executive offices)

                                (713) 869-7800
                           Issuer's telephone number


                ---------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of May 12, 1999, Common Stock $1.00 Par Value

Transitional Small Business Disclosure Format (Check One):
 Yes [_]   No [_]

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1999

                            (Thousands of Dollars)
                                  (Unaudited)

ASSETS
------

RESORT DEVELOPMENT, NET                                  $  2,201
EQUITY IN REAL ESTATE JOINT VENTURES, NET                     510
CASH                                                          211
ACCOUNTS RECEIVABLE                                           241
OTHER ASSETS                                                   16
                                                         --------
                                                         $  3,179
                                                         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
 Notes payable                                           $  5,515
 Accounts payable and accrued expenses                      2,453
 Other liabilities                                            148
                                                         --------
   Total liabilities                                        8,116
                                                         --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
   shares authorized, none issued                              --
  Common stock, $1 par, 10,000,000 shares authorized,
   3,281,331 shares issued                                  3,281
  Additional paid-in capital                                3,031
  Retained deficit                                        (11,123)

  Less treasury stock, 112,402 shares, at cost               (126)
                                                         --------
   Total stockholders' deficit                             (4,937)
                                                         --------
                                                         $  3,179
                                                         ========

        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            (Thousands of Dollars)
                                  (Unaudited)

                                                Three months ended March 31,
                                                ----------------------------
                                                  1999                1998
                                                --------            --------

RESORT REVENUES                                 $     686         $      748
REAL ESTATE REVENUES                                   27                325
                                                ---------         ----------
                                                      713              1,073
                                                ---------         ----------
RESORT OPERATING EXPENSES                             685                652
OTHER OPERATING EXPENSES                               25                204
                                                ---------         ----------
                                                      710                856
                                                ---------         ----------
INCOME FROM OPERATIONS                                  3                217
INTEREST EXPENSE                                      (94)               (91)
                                                ---------         ----------
NET INCOME (LOSS)                               $     (91)        $      126
                                                =========         ==========
INCOME (LOSS) PER COMMON SHARE                  $    (.03)        $      .04
                                                ==========        ==========
AVERAGE NUMBER OF SHARES OUTSTANDING             3,168,929         3,168,929
                                                ==========        ==========

       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Thousands of Dollars)
                                  (Unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                             ---------------
                                                              1999     1998
                                                             ------   ------
Cash flows from operating activities:
 Net income (loss)                                           $ (91)    $126
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Equity in undistributed (income) loss of real
     estate joint ventures                                      (2)       4
    Distribution from real estate joint ventures                --      190
    Gain from sale of assets                                    --      (94)
    Depreciation and amortization                               48       48
 Change in assets and liabilities:
   Investments in resort development                           (55)     (81)
   Decrease in accounts receivable and other assets             98       12
   Increase in accounts payable, accrued
    expenses and other                                         117      100
                                                             -----     ----
      Net cash provided by operating activities                115      305
                                                             -----     ----
Cash flows from investing activities:
  Proceeds from sale of investments                             --       94
                                                             -----     ----
Cash flows from financing activities:
 Borrowings (payments) on notes payable, net                    55      (76)
                                                             -----     ----
Net increase in cash                                           170      323
Beginning cash                                                  41      154
                                                             -----     ----
Ending cash                                                  $ 211     $477
                                                             =====     ====

       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)


(1)  CURRENT BUSINESS CONDITIONS

  Net (loss) of Southern Investors Service Company, Inc. and subsidiaries (the Company) was ($91,000) for the three months ended March 31, 1999, as compared to net income of $126,000 for the three months ended March 31, 1998.

  The Company has sustained losses from operations for each of the past several years, and management anticipates that the Company will incur an operating loss for the remainder of 1999. Cash flow from operations has not been and will not be sufficient to meet liquidity needs. Such losses have depleted the Company's stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.

  Debt totaling $4,756,000 has matured and is currently due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. There can be no assurance that actual events will occur in accordance with any of the options management is currently reviewing. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities, which adjustments might be necessary if the Company is unable to continue as a going concern.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Results of Operations

  The net (loss) for the first three months of 1999 was ($91,000) or ($.03) per share compared to a net income of $126,000 or $.04 per share during the first quarter of 1998.

  Rental and other revenues from the operation of the Company's resort in west Texas totaled $686,000 and $748,000 for the three months ended March 31, 1999 and 1998, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of these periods are summarized as follows:

                               Three months ended March 31,
                               ----------------------------
                                    1999        1998
                                  ---------   ---------
Hotel rooms:
     % Occupancy                        47%         46%
     Average rate                 $  64.70    $  58.71
     Total revenue                $250,000    $220,000
Condominiums:
     % Occupancy                        34%         35%
     Average rate                 $  64.56    $  53.95
     Total revenue                $ 53,000    $ 46,000

Total rental revenue              $303,000    $266,000
Restaurant, bar and
  golf course revenue              234,000     229,000
Other revenues                     149,000     253,000
                                  --------    --------
Total revenues                    $686,000    $748,000
                                  ========    ========

The decrease in other revenues is due to the sale of several condominiums during the first quarter of 1998.

     Real estate revenues were $27,000 for the first three months of 1999 compared to $325,000 last year. During 1998 and prior years, the Company's operations included the management of residential developments and two office buildings owned by others. During 1998, several of these residential projects were sold by the owners and therefore the Company no longer is managing these projects. Effective January 1, 1999, the Company ceased all management activity and all employees related to this activity were terminated. In addition, during 1998, the Company sold its last remaining small tracts of real estate.
Currently the Company's only remaining operations are its resort development in west Texas. In addition, during the first quarter of 1998, the Company sold its 12.5% interest in Heritage Park Venture II for a gain of $94,000.

LIQUIDITY AND CAPITAL RESOURCES

     On an annual basis, cash flow from operations has been negative for the past several years, and management anticipates that cash flow from operations will not be sufficient to meet the Company's liquidity needs during 1999. The financial condition of the Company indicates that, unless operating results and cash flow improve, the Company will be required to borrow funds or to continue to sell assets. It is unlikely that the Company will be able to arrange to borrow sufficient funds from other sources and there is no assurance that the Company could sell sufficient assets to meet its cash needs.

  Debt totaling $4,756,000 has matured and is currently due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities, which adjustments might be necessary if the Company is unable to continue as a going concern.

     The undeveloped land located at the Company's resort development in west Texas, is pledged to secure debt. Management believes that in a stable market the values of the properties would exceed the balances of the loans that they secure. If the Company were to sell or dispose of its real estate assets as a result of the maturity or acceleration of the underlying debt or for reasons other than those arising in the normal course of business, it is anticipated that sales prices would be significantly less than the current carrying amount of the assets and that such sales or dispositions would not generate sufficient funds to retire the related debt.

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

     The Company does not have a written contingency plan to address the issues that could arise should the Company or any of its suppliers not be prepared to accommodate year 2000 issues timely. The Company believes that in an emergency it could revert to the use of manual systems that do not rely on computers and could perform the minimum functions required and provide information reporting to maintain satisfactory control of the business. The Company intends to maintain constant surveillance on this situation and will develop such contingency plans as are required by the changing environment.

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


                                    DATE: May 13, 1999