Form 10QSB
period 1999-06-30
SOUTHERN INVESTORS SERVICE CO INC
filed 1999-08-13
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999
                                -------------

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from            to


                     Commission file number       04863
                                                  -----

                   Southern Investors Service Company, Inc.
                   ----------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Delaware                               74-1223691
-------------------------------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


2727 North Loop West, Suite 200, Houston, Texas            77008
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of August 10, 1999, Common Stock $1.00 Par Value

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1999
                            (Thousands of Dollars)
                                  (Unaudited)

ASSETS
------

RESORT DEVELOPMENT, NET                                   $2,222
EQUITY IN REAL ESTATE JOINT VENTURES, NET                    362
CASH                                                         145
ACCOUNTS RECEIVABLE                                          206
OTHER ASSETS                                                  15
                                                          ------
                                                          $2,950
                                                          ======

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
  Notes payable                                           $5,331
 Accounts payable and accrued expenses                     2,518
  Other liabilities                                          148
                                                          ------
   Total liabilities                                       7,997
                                                          ------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
   shares authorized, none issued                           --
  Common stock, $1 par, 10,000,000 shares authorized,
   3,281,331 shares issued                                 3,281
  Additional paid-in capital                               3,031
  Retained deficit                                       (11,233)
 Less treasury stock, 112,402 shares, at cost               (126)
                                                         -------
  Total stockholders' deficit                             (5,047)
                                                         -------
                                                         $ 2,950
                                                         =======



         The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)


                                                     Three Months Ended            Six Months Ended
                                                          June  30,                    June 30,
                                                     ------------------            -----------------
                                                     1999          1998          1999           1998
                                                  ----------    ----------    ----------     ----------
RESORT REVENUES                                   $      559    $      529    $    1,245     $    1,277

REAL ESTATE REVENUES                                       7            98            34            423
                                                  ----------    ----------    ----------     ----------
                                                         566           627         1,279          1,700
                                                  ----------    ----------    ----------     ----------

RESORT OPERATING EXPENSES                                675           585         1,362          1,237

OTHER OPERATING EXPENSES                                  24           253            47            457
                                                  ----------    ----------    ----------     ----------
                                                         699           838         1,409          1,694
                                                  ----------    ----------    ----------     ----------

INCOME (LOSS) FROM OPERATIONS                           (133)         (211)         (130)             6

INTEREST EXPENSE                                         (93)          (93)         (187)          (184)
                                                  ----------    ----------    ----------     ----------

LOSS BEFORE EXTRAORDINARY
  GAIN                                                  (226)         (304)         (317)          (178)

EXTRAORDINARY GAIN ON DEBT
 SETTLEMENT  (Net of tax provision
 and operating loss carryforward realization
 of $39 in 1999)                                         116           ---           116            ---
                                                  ----------    ----------    ----------     ----------

NET LOSS                                              ($ 110)       ($ 304)       ($ 201)        ($ 178)
                                                  ==========    ==========    ==========     ==========
BASIC AND DILUTED (LOSS)
 PER COMMON SHARE
   Loss before extraordinary gain                    ($  .07)       ($ .10)      ($  .10)       ($  .06)
                                                  ==========    ==========    ==========     ==========

   Extraordinary gain on debt settlement          $      .04    $  ---        $      .04         $  ---
                                                  ==========    ==========    ==========     ===========

   Net loss                                          ($  .03)      ($ .10 )      ($  .06)        ($  .06)
                                                  ==========    ==========    ==========     ===========

AVERAGE NUMBER OF
 SHARES OUTSTANDING                                3,168,929     3,168,929     3,168,929       3,168,929
                                                  ==========    ==========    ==========      ==========



        The accompanying notes are an integral part of these statements.

                SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Thousands of Dollars)

                                  (Unaudited)

                                                                 Six Months
                                                                Ended June 30,
                                                             -------------------
                                                              1999        1998
                                                             ------      -------
Cash flows from operating activities:
 Net loss                                                     ($ 201)    ($ 178)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Extraordinary gain on debt settlements                     (116)       ---
     Equity in undistributed (income) loss of real
      estate joint ventures                                       (2)        10
     Distribution from real estate joint ventures                149        190
     Gain from sale of assets                                    ---        (94)
     Depreciation and amortization                                95         95
 Change in assets and liabilities:
   Investments in resort development                            (124)      (125)
   Decrease in accounts receivable and other assets              135         22
   Increase in accounts payable, accrued
     expenses and other                                          188        107
                                                             -------    -------

       Net cash provided by operating activities                 124         27
                                                             -------    -------

Cash flows from investing activities:
  Proceeds from sale of investments                              ---         94
                                                             -------    -------

Cash flows from financing activities:
 Payments on notes payable, net                                  (20)       (70)
                                                             -------    -------

Net increase in cash                                             104         51
Beginning cash                                                    41        154
                                                             -------    -------

Ending cash                                                  $   145    $   205
                                                             =======    =======



       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)


(1)  CURRENT BUSINESS CONDITIONS

  Net (loss) of Southern Investors Service Company, Inc. and subsidiaries (the Company) was ($201,000) for the six months ended June 30, 1999, as compared to net (loss) of ($178,000) for the six months ended June 30, 1998. During the second quarter of 1999, the Company settled a note payable with an outstanding balance of $175,000 for a cash payment of $59,000 and recorded an extraordinary gain of $116,000. No extraordinary gain was recorded during 1998.

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

  Debt totaling $4,764,000 has matured and is currently due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. There can be no assurance that actual events will occur in accordance with any of the options management is currently reviewing. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities, which adjustments might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

  The net (loss) for the first six months of 1999 was ($201,000) or ($.06) per share compared to a net (loss) of ($178,000) or ($.06) per share during the first six months of 1998. During the second quarter of 1999, the Company settled a note payable with an outstanding balance of $175,000 for a cash payment of $59,000 and recorded an extraordinary gain of $116,000.

  Rental and other revenues from the operation of the Company's resort in west Texas totaled $1,245,000 and $1,277,000 for the six months ended June 30, 1999 and 1998, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of these periods are summarized as follows:

                               Six months ended June 30,
                               ----------------------------
                                  1999          1998
                               -----------   -----------
Hotel rooms:
     % Occupancy                       42%           45%
     Average rate              $    67.63    $    60.07
     Total revenue             $  482,000    $  448,000
Condominiums:
     % Occupancy                       29%           29%
     Average rate              $    67.81    $    58.71
     Total revenue             $   96,000    $   84,000

Total rental revenue           $  578,000    $  532,000
Restaurant, bar and
  golf course revenue             403,000       402,000
Other revenues                    264,000       343,000
                               ----------    ----------
Total revenues                 $1,245,000    $1,277,000
                               ==========    ==========


     The decrease in other revenues is due primarily to the sale of several condominiums during 1998. The increase in resort operating expenses during 1999 is due to increased payroll and related expenses of $42,000, advertising of $19,000 and maintenance and repairs of $45,000.

     Real estate revenues were $34,000 for the first six months of 1999 compared to $423,000 last year. During 1998 and prior years, the Company's operations included the management of residential developments and two office buildings owned by others. During 1998, several of these residential projects were sold by the owners and therefore the Company no longer is managing these projects. Effective January 1, 1999, the Company ceased all management activity and all employees related to this activity were terminated. Other operating expenses decreased $410,000 during the first six months of 1998 primarily as a result of the termination of these employees. Currently the Company's only remaining operations are its resort development in west Texas. In addition, during the first quarter of 1998, the Company sold its 12.5% interest in Heritage Park Venture II for a gain of $94,000.

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

     Debt totaling $4,764,000 has matured and is currently due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities, which adjustments might be necessary if the Company is unable to continue as a going concern.

     The undeveloped land located at the Company's resort development in west Texas is pledged to secure debt. Management believes that in a stable market the values of the properties would exceed the balances of the loans that they secure. If the Company were to sell or dispose of its real estate assets as a result of the maturity or acceleration of the underlying debt or for reasons other than those arising in the normal course of business, it is anticipated that sales prices would be significantly less than the current carrying amount of the assets and that such sales or dispositions would not generate sufficient funds to retire the related debt.

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

None

ITEM 3.   Default upon Senior Securities

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 18, 1999, at which time the stockholders elected the Company's directors and ratified the appointment of Arthur Andersen LLP independent public accountants for the Company for the year ending December 31, 1999. The results were as follows:

                                        Against/              Broker
                               For      Withheld   Abstain   Non-Votes
                            ---------   --------   -------   ---------

Directors:

Walter M. Mischer, Sr.      2,523,844        900         -           -

Walter M. Mischer, Jr.      2,523,834        910         -           -

John D. Weil                2,523,844        900         -           -

Accountants                 2,524,724          -        20           -


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