Form 10QSB
period 1999-09-30
SOUTHERN INVESTORS SERVICE CO INC
filed 1999-11-12
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
     ACT OF 1934
For the quarterly period ended    September 30, 1999
                               ---------------------

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________________ to

                       Commission file number     04863
                                              ---------

                   Southern Investors Service Company, Inc.
                   ---------------------------------------
  (Exact name of small business issuer as specified in its charter)

                    Delaware                                74-1223691
----------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
                or organization)                        Identification No.)

    2727 North Loop West, Suite 200, Houston, Texas                 77008
--------------------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)


                                (713) 869-7800
                             ---------------------
                           Issuer's telephone number


  (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                              -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No
                                                 ______

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of November 10,
                                                  ---------------------------
1999, Common Stock $1.00 Par Value
----------------------------------
  Transitional Small Business Disclosure Format (Check One):
    Yes______; No  X
                  ---

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                              SEPTEMBER 30, 1999
                              ------------------
                            (Thousands of Dollars)
                                  (Unaudited)

ASSETS
------
RESORT DEVELOPMENT, NET                                                $  2,195
EQUITY IN REAL ESTATE JOINT VENTURES, NET                                   362
CASH                                                                         58
ACCOUNTS RECEIVABLE                                                         250
OTHER ASSETS                                                                 13
                                                                       --------

                                                                       $  2,878
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
 Notes payable (including $4,772 matured notes)                        $  5,421
 Accounts payable and accrued expenses                                    2,635
 Other liabilities                                                          147
                                                                       --------
   Total liabilities                                                      8,203
                                                                       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $1 par, 1,000,000
   shares authorized, none issued                                           ---
 Common stock, $1 par, 10,000,000 shares authorized,
   3,281,331 shares issued                                                3,281
 Additional paid-in capital                                               3,031
 Retained deficit                                                       (11,511)
 Less treasury stock, 112,402 shares, at cost                           (   126)
                                                                       --------
   Total stockholders' deficit                                           (5,325)
                                                                       --------

                                                                       $  2,878
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
                                  (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                      -----------------------          -----------------------

                                                          1999        1998                1999         1998
                                                      ----------    ---------          ---------     ---------
RESORT REVENUES                                        $     419    $     250          $    1,664     $  1,527

REAL ESTATE REVENUES                                          30          115                  64          539
                                                      ----------    ---------           ---------    ---------
                                                             449          365               1,728        2,066
                                                      ----------    ---------           ---------    ---------

RESORT OPERATING EXPENSES                                    627          523               1,988        1,760

OTHER OPERATING EXPENSES                                       4           88                  53          545
                                                      ----------    ---------           ---------    ---------
                                                             631          611               2,041        2,305
                                                      ----------    ---------           ---------    ---------

LOSS FROM OPERATIONS                                        (182)        (246)               (313)        (239)

INTEREST EXPENSE                                             (96)         (93)               (283)        (278)
                                                      ----------    ---------           ---------    ---------

LOSS BEFORE EXTRAORDINARY GAIN                              (278)        (339)               (596)        (517)

EXTRAORDINARY GAIN ON DEBT
  SETTLEMENT  (Net of tax provision
  and operating loss carryforward realization
  of $39 in 1999)                                             --          ---                 116          ---
                                                      ----------    ---------           ---------    ---------

NET LOSS                                              ($     278)   ($    339)          ($    480)   ($    517)
                                                      ==========    =========           =========    =========

BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE
      Loss before extraordinary gain                  ($     .09)   ($    .11)          ($    .19)   ($    .16)
                                                      ==========    =========           =========    ==========

      Extraordinary gain on debt settlement            $     ---     $    ---           $     .04     $    ---
                                                      ==========    =========           =========    ==========

      Net loss                                        ($     .09)   ($    .11)          ($    .15)   ($    .16)
                                                      ==========    =========           =========    =========

AVERAGE NUMBER OF
  SHARES OUTSTANDING                                   3,168,929    3,168,929           3,168,929    3,168,929
                                                      ==========    =========           =========   ==========

       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                            (Thousands of Dollars)
                                  (Unaudited)

                                                                      Nine Months
                                                                  Ended September 30,
                                                                ---------------------
                                                                  1999          1998
                                                                -------       -------
Cash flows from operating activities:
 Net loss                                                        ($ 480)      ($ 517)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Extraordinary gain on debt settlements                         (116)          ---
    Equity in undistributed (income) loss of real
     estate joint ventures                                           (2)           15
    Distribution from real estate joint ventures                    149           190
    Gain from sale of assets                                        ---           (94)
    Depreciation and amortization                                   143           143
Change in assets and liabilities:
   Investments in resort development                               (145)         (176)
   Decrease in accounts receivable and other assets                  91           (50)
   Increase in accounts payable, accrued
    expenses and other                                              314           258
                                                                  -----       -------

      Net cash (used in) operating activities                       (46)         (231)
                                                                  -----       -------

Cash flows from investing activities:
  Proceeds from sale of investments                                 ---            94
                                                                  -----       -------

Cash flows from financing activities:
 Borrowing on notes payable, net                                    (63)          (39)
                                                                  -----       -------

Net increase (decrease) in cash                                      17           (98)
Beginning cash                                                       41           154
                                                                  -----       -------

Ending cash                                                       $  58        $   56
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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (Unaudited)


(1)  CURRENT BUSINESS CONDITIONS

     Net (loss) of Southern Investors Service Company, Inc. and subsidiaries (the Company) was ($480,000) for the nine months ended September 30, 1999, as compared to net (loss) of ($517,000) for the nine months ended September 30, 1998. During the second quarter of 1999, the Company settled a note payable with an outstanding balance of $175,000 for a cash payment of $59,000 and recorded an extraordinary gain of $116,000. No extraordinary gain was recorded during 1998.

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

     Debt totaling $4,772,000 has matured and is currently due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. There can be no assurance that actual events will occur in accordance with any of the options management is currently reviewing. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities, which adjustments might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations
---------------------

     The net (loss) for the first nine months of 1999 was ($480,000) or ($.15) per share compared to a net (loss) of ($517,000) or ($.16) per share during the first nine months of 1998. During the second quarter of 1999, the Company settled a note payable with an outstanding balance of $175,000 for a cash payment of $59,000 and recorded an extraordinary gain of $116,000.

     Rental and other revenues from the operation of the Company's resort in west Texas totaled $1,664,000 and $1,527,000 for the nine months ended September 30, 1999 and 1998, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of these periods are summarized as follows:

                             Nine months ended September 30,
                             -------------------------------
                                 1999             1998
                                 ----             ----
Hotel rooms:
     % Occupancy                      36%              35%
     Average rate             $    61.21       $    56.00
     Total revenue            $  595,000       $  524,000
Condominiums:
     % Occupancy                      22%              22%
     Average rate             $    69.53       $    59.72
     Total revenue            $  114,000       $   95,000

Total rental revenue          $  709,000       $  608,000
Restaurant, bar and
  golf course revenue            494,000          477,000
Other revenues                   461,000          442,000
                              ----------       ----------
Total revenues                $1,664,000       $1,527,000
                              ==========       ==========

     The increase in revenues is due primarily to increased room rates 1999. The increase in resort operating expenses during 1999 is due to increased payroll and related expenses, advertising, maintenance and repairs.

     Real estate revenues were $64,000 for the first nine months of 1999 compared to $539,000 last year. During 1998 and prior years, the Company's operations included the management of residential developments and two office buildings owned by others. During 1998, several of these residential projects were sold by the owners and therefore the Company no longer is managing these projects. Effective January 1, 1999, the Company ceased all management activity and all employees related to this activity were terminated. Other operating expenses decreased $492,000 during the first nine months of 1998 primarily as a result of the termination of these employees. Currently the Company's only remaining operations are its resort development in west Texas. In addition, during the first quarter of 1998, the Company sold its 12.5% interest in Heritage Park Venture II for a gain of $94,000.

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

     Debt totaling $4,772,000 has matured and is currently due. The ability of the Company to continue as a going concern is dependent upon its ability to settle or restructure its remaining debt and other obligations and generate positive cash flow to cover operating expenses and other cash requirements. Management is currently reviewing possible options to increase cash flow and settle the Company's existing liabilities with its limited resources. These options include, but are not limited to, continued efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidation of the Company. While management believes that the assumptions relative to the options currently being considered are reasonable, there is no assurance that actual events will occur in accordance with such assumptions. Accordingly, management's assumptions may need to be revised as actual events occur which differ from such assumptions. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities, which adjustments might be necessary if the Company is unable to continue as a going concern.

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

The Year 2000 Issue
-------------------

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



                         SOUTHERN INVESTORS SERVICE COMPANY, INC.



                         /s/ Walter M. Mischer, Jr.
                         --------------------------
                         WALTER M. MISCHER, JR.
                         President - Principal Executive Officer



                         /s/ Eric Schumann
                         --------------------------
                         ERIC SCHUMANN
                         Senior Vice President - Finance
                         Principal Financial and Accounting Officer


                         DATE: November 11, 1999