Form 10KSB40
period 1999-12-31
SOUTHERN INVESTORS SERVICE CO INC
filed 2000-03-29
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended   December 31, 1999
                          --------------------------

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 (NO FEE REQUIRED)
For the transition period from              to
Commission file number     04863
                         -----------------

                   SOUTHERN INVESTORS SERVICE COMPANY, INC.
                   ----------------------------------------
                (Name of small business issuer in its charter)
      Delaware                                       74-1223691
-----------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

 2727 North Loop West, Suite 200,
     Houston, Texas                              77008
-----------------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number  (713) 869-7800
                          ----------------
Securities registered under Section 12(b) of the Exchange Act:

    Title of each class           Name of each exchange on which registered
           None
-----------------------------------------------------------------------------
Securities registered under Section 12(g) of the Exchange Act:
                  Common Stock $1.00  Par Value
-----------------------------------------------------------------------------
                               (Title of Class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No
                                                          -------    ------

  Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB   X
                              ------

  State issuer's revenues for its most recent fiscal year.  $2.5 Million
                                                         ---------------

  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $0.00 as of March 20, 2000.

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,168,929 shares, Common Stock
                                                  ------------------------------
$1.00 Par Value as of March 24, 2000
-------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Information contained in the Company's proxy statement to be used in connection with the 2000 annual meeting is incorporated by reference into Part III.

                                 PART I

ITEM 1. DESCRIPTION OF BUSINESS

  Southern Investors Service Company, Inc., (the Company), was incorporated under the laws of the State of Delaware in 1972. Prior to 1990, the Company was engaged in the ownership and development of real estate primarily in the Houston, Texas area. The operations of the Company were significantly reduced during 1990, as a result of various debt settlements with lenders and other creditors. These settlements resulted in the transfer of substantially all of the Company's holdings to its creditors. During 1998 and prior years, the Company's operations included the management of residential developments and two office buildings owned by others. During 1998, the majority of these residential projects were sold by the owners and therefore the Company no longer is managing these projects. Effective January 1, 1999, the Company ceased all management activity and all employees related to this activity were terminated. Since then, the Company's primary activity has been the operation of a resort property in west Texas known as Lajitas located in the Big Bend region in Texas (Lajitas).

As a result of the Company's operational losses in recent years, the Company's management has from time to time considered several options to generate cash at sufficient levels to meet operating needs and increasing debt obligations.
These options have included efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, negotiations with various creditors to settle accounts for cash payments at substantially lower amounts than the amounts due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company.

Although there have been sporadic efforts to sell Lajitas in the past, only a few potential buyers ever seriously examined the property or conducted any due diligence. With debt of more than $4,780,000 that had matured and was currently due, the Company determined in late 1999 that the sale of Lajitas, its sole remaining operating asset, would facilitate the Company's ability to settle its existing liabilities most favorably. The Company's decision to sell Lajitas at this time was also influenced by its perception that a strong marketplace currently favors sellers of specialty properties. After considering the efficacy of the Company's past efforts and reviewing sales of other specialty properties, the Company determined that the best alternative would be to sell the property through an auction process. As a result, the Company retained the National Auction Group, Inc., (National Auction) to conduct an auction of Lajitas. The auction was conducted on February 24, 2000 and the property was sold for $3,950,000. The closing of the sale is scheduled for March 31, 2000, (the Closing Date).

In accordance with the terms of the purchase agreement which has been approved by the Board of Directors of the Company and a majority of the Company's shareholders (the Purchase Agreement), the buyer will pay to the Company $3,950,000 (the Purchase Price) by wire transfer of immediately available funds to a title company at the closing. The buyer will pay National Auction a fee in the amount of $296,250 (7.5% of the Purchase Price), $162,000 of which will be paid by National Auction to the Company as reimbursement for advertising expenses. The Company will pay National Auction a commission equivalent to 6% of the proceeds it receives from the transaction. The buyer has deposited 10% of the Purchase Price as earnest money with the title company.

At closing the Company will sell and transfer its right, title and interest in the business, assets and properties of Lajitas as defined in the Purchase Agreement. Such transferred assets comprise the assets and real property of the resort and town of Lajitas, certain receivables and the two adjoining tracts of land that are covered by the separate Real Estate Purchase and Sale Agreements. The transferred assets also include all of the outstanding capital stock of Lajitas Utility Co., Inc., a company which provided water and related utility services to the resort town. As part of the transaction, the buyer will assume certain liabilities at the closing. The assumed liabilities include (i) the obligation to honor guest deposits paid to the Company on or before the Closing Date; (ii) all trade payables incurred on or before the Closing Date to the extent they remain unpaid by such date; (iii) certain tax obligations; (iv) accrued but unused vacation time of the employees of Lajitas; and (v) the obligation to continue to provide services to guests at the resort on the Closing Date.

Approximately 55% of the Lajitas real estate is subject to a mortgage in favor of Walter M. Mischer, who is the Chairman of the Board and Chief Executive Officer of the Company. The mortgage secures approximately $712,000 of indebtedness to Mr. Mischer, consisting of $497,000 of principal and approximately $215,000 of accrued interest at February 25, 2000. It will be necessary for the Company to use a portion of the proceeds from the sale of Lajitas to repay this indebtedness in order to remove the mortgage lien from the property and convey free and clear title to the buyer.

As part of the property being sold pursuant to the Purchase Agreement, the buyer will purchase only a portion of the employee housing at the resort currently owned by Mr. Mischer. Mr. Mischer has agreed to sell this housing to the Company immediately prior to the closing for $275,000, which amount represents the actual cost incurred by Mr. Mischer in connection with the construction thereof. Mr. Mischer agreed to provide such employee housing for Lajitas at a time when the Company was unable to finance its construction on acceptable terms.

CONTINUED OPERATIONS
--------------------

  As more fully described in Note 5 of the Notes to Consolidated Financial Statements, the Company continues to be delinquent on certain debt with an outstanding principal balance of approximately $4,780,000 as of December 31, 1999. The Company estimates that the net proceeds from the sale of Lajitas will be approximately $2,660,000. The Company will use these proceeds in an attempt to settle or restructure existing debt and to realize the carrying amount of its remaining assets. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its assets should such proceeds be realized. Should the sale of Lajitas fail to close, the Company's future financial condition will depend upon its ability to generate cash at levels to meet operating needs and debt obligations which is uncertain at this time. Management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources. These options include, but are not limited to, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

LIABILITY SETTLEMENTS
---------------------

  During 1999, the Company settled a note payable with an outstanding balance of $175,000 for a cash payment of $59,000 and recorded an extraordinary gain of $116,000.

During 1998, the Company sold two small tracts of undeveloped real estate which had been collateral for a note payable to an insurance company. This note was issued during 1992 as part of a settlement with the insurance company; the terms of which provided for the release from liability of approximately $273,000 in claims if the note was paid. The sale of the two tracts of land provided the funds necessary to repay the note for $9,000 less than the amount due. As a result, the Company recorded an extraordinary gain of $282,000 during 1998.

GENERAL
-------

  The Company's most significant asset consists of Lajitas. Rental and other revenue from the operation of this facility totaled $2.3 million and $2.1 million for the years ended December 31, 1999 and 1998, respectively. See
Item 2, "Description of Property."

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

The Company has a 6.7% equity interest in a ten-story building located at 2707 North Loop West, in Houston, Texas. The Company also has a cash flow interest in 2727 North Loop West, in Houston, Texas, where its corporate headquarters are located.

The Company also had equity interests in three other real estate joint ventures. During 1998, the assets of two of these ventures were sold and the ventures therefore terminated. In addition, the assets of the one remaining venture were sold during February 1999 at approximately book value. As a result of these transactions, the Company recorded net gains of approximately $161,000 during 1998.

EMPLOYEES
---------

  The Company employed a total of 70 persons on a full-time basis and a total of 4 persons on a part-time basis as of December 31, 1999.

COMPETITION
-----------

  The Company's resort development in west Texas does not have any direct competition due to its location. The only other resort facility in the area offering accommodations and other amenities is the Big Bend National Park.

CURRENT BUSINESS CONDITIONS
---------------------------

  Current economic conditions affecting the Company and its financial condition are discussed more fully in Item 6, "Management's Discussion and Analysis or Plan of Operation" and in Note 1 of the Notes to Consolidated Financial Statements of the Company.


ITEM 2.  DESCRIPTION OF PROPERTY

  The Company's net investment in Lajitas was $2.2 million or 71% of total assets as of December 31, 1999. The development consists of approximately 22,000 acres of land located in the southwest portion of Brewster County adjacent to the western border of Big Bend National Park. A substantial portion of the 22,000 acres is pledged to secure borrowings of the Company. These borrowings have a principal amount of $497,000. The development includes a hotel, condominiums, a restaurant, meeting rooms, various shops and other facilities in various separate one and two-story buildings. The development has ancillary site improvements consisting of a nine-hole golf course, recreational vehicle park, swimming pool, tennis courts, landing strip and an airplane hangar.

  Rental and other revenues from the operation of these facilities totaled $2.3 million and $2.1 million for the years ended December 31, 1999 and 1998, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of the two years ended December 31, 1999 are summarized as follows:

                                           Year Ended December 31,
                                          -------------------------
                                              1999         1998
                                          -----------   -----------
Hotel rooms:
  % Occupancy                                     38%           34%
  Average rate                             $    66.98    $    61.37
  Total revenue                            $  835,000    $  712,000
Condominiums:
  % Occupancy                                     24%           22%
  Average rate                             $    74.80    $    64.36
  Total revenue                            $  177,000    $  137,000

Total rental revenues                      $1,012,000    $  849,000
Restaurant, bar and golf course revenues      698,000       653,000
Other revenues                                642,000       577,000
                                           ----------    ----------
Total revenues                             $2,352,000    $2,079,000
                                           ==========    ==========


The development has a basis for federal income tax reporting of approximately $1.9 million as of December 31, 1999. The improvements are depreciated using the straight-line method with lives ranging from twelve to forty years. The realty tax rate for 1999 was $1.91 per $100 assessed value and total taxes were approximately $71,000 for the year ended December 31, 1999. Due to the location of the development and lack of public fire protection, the Company considers the cost of obtaining insurance prohibitive and consequently does not carry property insurance for this development.

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

The Company has planned no significant additions to its properties during 2000.

ITEM 3.  LEGAL PROCEEDINGS

  The information with respect to legal proceedings is contained in Note 6 of the Notes to Consolidated Financial Statements of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

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

The approximate number of holders of record of the Company's stock as of March 24, 2000 was 506. No dividends have been paid by the Company since its inception and the Company has no plans to pay dividends in the foreseeable future.

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


                                             Year Ended December 31,
                                             ------------------------
                                                1999         1998
                                             ----------   -----------

Resort revenues                              $  2,352    $   2,079
Real estate revenues, net                         202          827
Resort operating expenses                      (2,598)      (2,377)
Other operating expenses                       (  102)      (  680)
Interest expense                               (  381)      (  367)
                                              -------    ---------
Loss before extraordinary gains                (  527)      (  518)
Extraordinary gains on debt settlements           116          282
                                              -------    ---------
Net Loss                                     ($   411)   ($    236)
                                              ========   =========
Loss per common share:
  Loss before extraordinary gains             ($ 0.17)    ($  0.16)
  Net Loss                                    ($ 0.13)    ($  0.07)
Total assets                                   $3,049      $ 3,098
Total debt                                     $5,584      $ 5,452
Total stockholders' deficit                   ($5,257)    ($ 4,846)


Current Business Conditions, Certain Events and Uncertainties
-------------------------------------------------------------

  The Company has sustained losses from operations for several years and the Company anticipates that it will incur a loss from operations for 2000. Such losses depleted the Company's stockholders' equity in 1989. Cash flow from operations has not been sufficient to meet liquidity needs during the past several years and the Company anticipates negative cash flow from operations during 2000. The Company's operations are concentrated in Texas, which from 1986 to 1988 was adversely affected by the downturn in the energy and real estate markets. Reduced revenues during this period resulted in a deterioration of the Company's financial condition and its ability to meet its obligations.
As a result, since 1989, the Company has entered into a series of transactions to significantly reduce its debt obligations through the transfer of a significant amount of the Company's assets to its lenders and creditors. See
Item 1, "Description of Business" for information concerning the proposed sale of the Company's last remaining operating assets.

LIABILITY SETTLEMENTS
---------------------

  During 1999, the Company settled a note payable with an outstanding balance of $175,000 for a cash payment of $59,000 and recorded an extraordinary gain of $116,000.

During 1998, the Company sold two small tracts of undeveloped real estate which had been collateral for a note payable to an insurance company. This note was issued during 1992 as part of a settlement with the insurance company, the terms of which provided for the release from liability of approximately $273,000 in claims if the note was paid. The sale of the two tracts of land provided the funds necessary to repay the note for $9,000 less than the amount due. As a result, the Company recorded an extraordinary gain of $282,000 during 1998.

OPERATIONS
----------

  As more fully described in Note 5 of the Notes to Consolidated Financial Statements, the Company continues to be delinquent on certain debt with an outstanding principal balance of approximately $4,780,000 as of December 31, 1999. The Company estimates that the net proceeds from the sale of Lajitas will be approximately $2,660,000. The Company will use these proceeds in an attempt to settle or restructure existing debt and to realize the carrying amount of its limited remaining assets. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its assets should such proceeds be realized. Should the sale of Lajitas fail to close, the Company's future financial condition will depend upon its ability to generate cash at levels to meet operating needs and debt obligations which is uncertain at this time. Management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources. These options include, but are not limited to, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Results of Operations
---------------------

  The Company reported a $411,000 loss for 1999 compared with a loss of $236,000 in 1998. The Company recorded extraordinary gains on debt settlements of $116,000 and $282,000 during 1999 and 1998, respectively.

Rentals and other income from the Company's resort in west Texas were $2.3 million and $2.1 million for the years ended December 31, 1999 and 1998, respectively. The increase in rental and other income was due to increased rental rates and slightly higher occupancy during 1999. Resort operating expenses for 1999 increased as compared to 1998. This increase was primarily due to higher personnel and maintenance expenses. See Item 2, "Description of Property" included herein for a discussion of the Company's resort development.

Real estate revenues decreased to $202,000 in 1999 from $827,000 in 1998. This decrease in revenues and corresponding decrease in operating expenses is primarily the result of the withdrawal from the real estate management business. During 1998 the Company sold its remaining land held for development or sale for a net gain of $86,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  As of December 31, 1999, the Company was delinquent on notes payable and other long-term debt of approximately $4,780,000 and interest payments of $2,179,000. As of December 31, 1999, the Company had recorded accounts payable and accrued expenses and other liabilities of $2.7 million. The Company estimates that the net proceeds from the sale of Lajitas will be approximately $2,660,000. The Company will use these proceeds in an attempt to settle or restructure existing debt. Should the sale of Lajitas fail to close, management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources. These options include, but are not limited to, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company. The Company's debts and obligations are discussed in Notes 1, 5, 6, and 7 of Notes to Consolidated Financial Statements of the Company.

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

The Year 2000 Issue
-------------------

  The transition to the year 2000 date change was made without significant problems or interruption of business activity. The Company had implemented programs to assess the impact of the year 2000 date change on software and related technologies. Testing and modifications of the Company's critical information systems were completed prior to December 31, 1999. The Company did not incur any significant costs relating to the year 2000 issues.

ITEM 7.  FINANCIAL STATEMENTS

  The following financial statement data required pursuant to this item are included herein:

            Report of Independent Public Accountants

            Consolidated Balance Sheet -
             December 31, 1999

            Consolidated Statements of Loss for
             each of the Two Years Ended
             December 31, 1999 and 1998

            Consolidated Statements of Changes in Stock-
             holders' Deficit for each of the Two Years
             Ended December 31, 1999 and 1998

            Consolidated Statements of Cash Flows for
              each of the Two Years Ended
              December 31, 1999 and 1998

            Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

  The information required by Item 9 is contained in the Company's proxy statement to be used in connection with its 2000 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

  The information required by Item 10 is contained in the Company's proxy statement to be used in connection with its 2000 annual meeting of stockholders under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 11 is contained in the Company's proxy statement to be used in connection with its 2000 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 12 is contained in the Company's proxy statement to be used in connection with its 2000 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (A) Exhibits Required by Item 601 of Regulation S-B

                                                   *Filed Herein or
                                                    Incorporated by Reference
            Exhibit                                 from Exhibit
            -------                                 --------------------------

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


       (21) Subsidiaries of the Registrant                     *

       (27) Financial Data Schedule                            *

(B)  Reports on Form 8-K

       The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Southern Investors Service Company, Inc.:

We have audited the accompanying consolidated balance sheet of Southern Investors Service Company, Inc. (a Delaware Corporation), and subsidiaries (the Company) as of December 31, 1999, and the related consolidated statements of loss, changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Investors Service Company, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The Company's cash flow from operations has not been adequate to meet the Company's obligations for the past several years. Management projects negative cash flow from operations for 2000 and the Company has a deficit in stockholders' equity. As described in Note 1 to the Consolidated Financial Statements, even though the Company has restructured certain indebtedness in the last several years, it continues to be delinquent on $4,780,000 of debt. The Company has entered into a contract to sell its resort development. If this sale closes as scheduled, the Company will have sold substantially all of its assets, but will have approximately $2,660,000 in net proceeds available to settle or restructure existing debt and realize the carrying amount of its remaining assets. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its assets should such proceeds be realized. Should the sale of the resort development fail to close, the Company's future financial condition will depend upon its ability to generate cash at levels to meet operating needs and other debt obligations which is uncertain at this time. As discussed in Note 6 to the Consolidated Financial Statements, the Company is involved in litigation and other contingencies, the outcomes of which are uncertain at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern and to realize the carrying amount of its assets. Management is currently reviewing options in regard to these matters as described in Note 1 to the Consolidated Financial Statements. There can be no assurance that actual events will occur in accordance with any of the options management is currently reviewing. The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and the Consolidated Financial Statements do not include any adjustments, which could be significant, that might result from the outcome of the uncertainties described above.

Houston, Texas
March 17, 2000                           Arthur Andersen LLP

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999
                            (Thousands of Dollars)


ASSETS
-------

REAL ESTATE ASSETS:
 Resort development held for sale, net                 $   2,163
 Equity in real estate joint ventures, net                   361
                                                       ---------
      Total real estate assets                             2,524

CASH                                                          69
ACCOUNTS RECEIVABLE                                          279
OTHER ASSETS                                                 177
                                                       ---------
      Total assets                                     $   3,049
                                                       =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
  Notes payable, including $4,780 matured              $  5,584
  Accounts payable and accrued expenses                   2,722
                                                       --------
      Total liabilities                                   8,306
                                                       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
     shares authorized, none issued                          --
  Common stock, $1 par, 10,000,000 shares authorized,
     3,281,331 shares issued                              3,281
  Additional paid-in capital                              3,031
  Retained deficit                                      (11,443)
  Less treasury stock, 112,402 shares, at cost             (126)
                                                       --------
      Total stockholders' deficit                        (5,257)
                                                       --------
      Total liabilities and stockholders' deficit      $  3,049
                                                       ========


        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF LOSS
                            (Thousands of Dollars,
                           Except Per Share Amounts)

                                                   Year Ended December 31,
                                                   ------------------------
                                                         1999          1998
                                                         ----          ----

RESORT REVENUES                                        $2,352        $2,079

REAL ESTATE REVENUES, NET                                 202           827
                                                    ---------     ---------
                                                        2,554         2,906
                                                    ---------     ---------

RESORT OPERATING EXPENSES                               2,598         2,377

OTHER OPERATING EXPENSES                                  102           680
                                                    ---------     ---------
                                                        2,700         3,057
                                                    ---------     ---------

LOSS FROM OPERATIONS                                     (146)         (151)

INTEREST EXPENSE                                         (381)        ( 367)
                                                    ---------     ---------

LOSS BEFORE INCOME TAXES  AND
 EXTRAORDINARY GAINS                                     (527)        ( 518)

INCOME TAXES                                              ---           ---
                                                    ---------     ---------

LOSS BEFORE EXTRAORDINARY
 GAINS                                                   (527)         (518)

EXTRAORDINARY GAINS ON DEBT SETTLEMENTS
 (Net of tax provision and operating loss
 carryforward realization of $39 and $96
 in 1999 and 1998)                                        116           282
                                                    ---------     ---------
NET LOSS                                               ($ 411)       ($ 236)
                                                    =========     =========
LOSS PER COMMON SHARE:

 Loss before extraordinary gains                      ($ 0.17)      ($ 0.16)
                                                    =========     =========

 Net Loss                                             ($ 0.13)      ($ 0.07)
                                                    =========     =========

AVERAGE NUMBER OF SHARES OUTSTANDING                3,168,929     3,168,929
                                                    =========     ==========

       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                            (Thousands of Dollars)



                                   Common Stock
                                ------------------   Additional
                                                      Paid-In     Retained    Treasury
                                 Shares     Amount    Capital      Deficit      Stock
                                ---------   ------   ----------   ---------   ---------

BALANCE, December 31, 1997      3,281,331   $3,281       $3,031   ($10,796)      ($126)
  Net loss                             --       --           --       (236)         --
                                ---------   ------       ------   --------       -----

BALANCE, December 31, 1998      3,281,331    3,281        3,031    (11,032)       (126)
  Net loss                             --       --           --       (411)         --
                                ---------   ------       ------   --------       -----

BALANCE, December 31, 1999      3,281,331   $3,281       $3,031   ($11,443)      ($126)
                                =========   ======       ======   ========       =====




       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)


                                                                       Year Ended December 31,
                                                                      -------------------------
                                                                             1999          1998
                                                                             ----          ----
Cash flows from operating activities:
  Net loss                                                                 ($411)        ($236)
  Adjustments to reconcile net loss
     to net cash used in operating activities:
       Extraordinary gains on debt settlements                              (116)         (282)
       Equity in undistributed income of real estate joint
         ventures                                                           (  5)         ( 67)
       Distribution from real estate joint ventures, net                     151           193
       Gain from sale of real estate and joint venture interests             (12)         (180)
       Cost of real estate sold                                              ---          ( 91)
       Depreciation and amortization                                         190           190
  Change in assets and liabilities:
       Investments in resort development held for sale, net                 (161)         ( 80)
       Increase in accounts receivable and other assets                     ( 98)         ( 36)
       Increase in accounts payable, accrued expenses
         and other                                                           261           260
                                                                          ------        ------
              Net cash used in operating activities                         (201)         (329)

Cash flows from investing activities:
       Proceeds from sale of investments                                      12           271
                                                                          ------        ------
              Net cash provided by investing activities                       12           271

Cash flows from financing activities:
       Borrowings on notes payable                                           321           154
       Payments on notes payable                                            (104)         (209)
                                                                          ------        ------
              Net cash provided by (used in) financing activities            217           (55)

Net increase (decrease) in cash                                               28          (113)
Beginning cash                                                                41           154
                                                                          ------        ------
Ending cash                                                               $   69        $   41
                                                                          ======        ======


       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  CURRENT BUSINESS CONDITIONS

  Southern Investors Service Company, Inc., was incorporated under the laws of the State of Delaware in 1972. Prior to 1990, the Company was engaged in the ownership and development of real estate primarily in the Houston, Texas area. The operations of the Company were significantly reduced during 1990, as a result of various debt settlements with lenders and other creditors. These settlements resulted in the transfer of substantially all of the Company's holdings to its creditors. During 1998 and prior years, the Company's operations included the management of residential developments and two office buildings owned by others. During 1998, the majority of these residential projects were sold by the owners and therefore the Company no longer is managing these projects. Effective January 1, 1999, the Company ceased all management activity and all employees related to this activity were terminated. Since then, the Company's primary activity has been the operation of a resort property in west Texas known as Lajitas located in the Big Bend region in Texas (Lajitas).

As a result of the Company's operational losses in recent years, the Company's management has from time to time considered several options to generate cash at sufficient levels to meet operating needs and increasing debt obligations. These options have included efforts to reduce operating expenses (including interest), attempts to increase revenues of the Company's resort development, negotiations with various creditors to settle accounts for cash payments at substantially lower amounts than the amounts due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company.

Although there have been sporadic efforts to sell Lajitas in the past, only a few potential buyers ever seriously examined the property or conducted any due diligence. With debt of more than $4,780,000 that had matured and was currently due, the Company determined in late 1999 that the sale of Lajitas, its sole remaining operating asset, would facilitate the Company's ability to settle its existing liabilities most favorably. The Company's decision to sell Lajitas at this time was also influenced by its perception that a strong marketplace currently favors sellers of specialty properties. After considering the efficacy of the Company's past efforts and reviewing sales of other specialty properties, the Company determined that the best alternative would be to sell the property through an auction process. As a result, the Company retained the National Auction Group, Inc., (National Auction) to conduct an auction of Lajitas. The auction was conducted on February 24, 2000 and the property was sold for $3,950,000. The closing of the sale is scheduled for March 31, 2000 (the Closing
Date).

In accordance with the terms of the purchase agreement which has been approved by the Board of Directors of the Company and a majority of the Company's shareholders (the Purchase Agreement), the buyer will pay to the Company $3,950,000 (the Purchase Price) by wire transfer of immediately available funds to a title company at the closing. The buyer will pay National Auction a fee in the amount of $296,250 (7.5% of the Purchase Price), $162,000 of which will be paid by National Auction to the Company as reimbursement for advertising expenses. The Company will pay National Auction a commission equivalent to 6% of the proceeds it receives from the transaction. The buyer has deposited 10% of the Purchase Price as earnest money with the title company.

At closing the Company will sell and transfer its right, title and interest in the business, assets and properties of Lajitas as defined in the Purchase Agreement. Such transferred assets comprise the assets and real property of the resort and town of Lajitas, certain receivables and the two adjoining tracts of land that are covered by separate Real Estate Purchase and Sale Agreements. The transferred assets also include all of the outstanding capital stock of Lajitas Utility Co., Inc., a company which provided water and related utility services to the resort town. As part of the transaction, the buyer will assume certain liabilities at the closing. The assumed liabilities include (i) the obligation to honor guest deposits paid to the Company on or before the Closing Date; (ii) all trade payables incurred on or before the Closing Date to the extent they remain unpaid by such date; (iii) certain tax obligations; (iv) accrued but unused vacation time of the employees of Lajitas; and (v) the obligation to continue to provide services to guests at the resort on the Closing Date.

Approximately 55% of the Lajitas real estate is subject to a mortgage in favor of Walter M. Mischer, who is the Chairman of the Board and Chief Executive Officer of the Company. The mortgage secures approximately $712,000 of indebtedness to Mr. Mischer, consisting of $497,000 of principal and approximately $215,000 of accrued interest at February 25, 2000. It will be necessary for the Company to use a portion of the proceeds from the sale of Lajitas to repay this indebtedness in order to remove the mortgage lien from the property and convey free and clear title to the buyer.

As part of the property being sold pursuant to the Purchase Agreement, the buyer will purchase a portion of the employee housing at the resort currently owned by Mr. Mischer. Mr. Mischer has agreed to sell this housing to the Company immediately prior to the closing for $275,000, which amount represents the actual cost incurred by Mr. Mischer in connection with the construction thereof. Mr. Mischer agreed to provide such employee housing for Lajitas at a time when the Company was unable to finance its construction on acceptable terms.

Should the sale of Lajitas fail to close, the Company's future financial condition will depend upon its ability to generate cash at levels to meet operating needs and debt obligations which is uncertain at this time. Management is currently reviewing possible options to settle the Company's existing liabilities with its very limited resources. These options include, but are not limited to, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

At December 31, 1999, the resort development and adjoining tracts of land are considered held for sale and are carried on the books at the amortized cost which is the lesser of cost or fair value less costs to sell.

LIABILITY SETTLEMENTS

  During 1999, the Company settled a note payable with an outstanding balance of $175,000 for a cash payment of $59,000 and recorded an extraordinary gain of $116,000.

During 1998, the Company sold two small tracts of undeveloped real estate which had been collateral for a note payable to an insurance company. This note was issued during 1992 as part of a settlement with the insurance company, the terms of which provided for the release from liability of approximately $273,000 in claims if the note was paid. The sale of the two tracts of land provided the funds necessary to repay the note for $9,000 less than the amount due. As a result, the Company recorded an extraordinary gain of $282,000 during 1998.


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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of cash and accounts receivable approximate fair value due to relatively short maturities. It was not practicable to estimate the fair value of debt and related accrued interest as significant amounts of debt have matured or will mature during 2000. The Company is in the process of negotiating with lenders to settle debt for cash payments or transfer of other assets at substantially less than amounts due.

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

Management continues to monitor the impact of changes in economic conditions to determine the effect on the carrying value of its real estate assets in accordance with SFAS No. 121. The effect of any significant changes will be reported in income in the period such effect can be reasonably estimated. If the Company were to sell or dispose of its real estate assets as a result of the maturity or acceleration of the underlying debt or because the Company is not able to continue as a going concern, it is anticipated that sales or dispositions would not generate sufficient funds to retire the related debt and may be significantly less than the current carrying amount of assets.

  DEPRECIATION

  Resort development properties are carried at amortized cost and are depreciated on the straight-line basis over their estimated useful lives net of estimated salvage value. At December 31, 1999, accumulated depreciation totaled approximately $4,635,000.

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

(3)  REAL ESTATE OPERATIONS

  As of December 31, 1998, the Company had an investment in one real estate joint venture accounted for on the equity method. The venture had total assets of $275,000 and the Company's equity in such venture totaled $147,000. The assets of this venture were sold during February 1999 at approximately book value and the Company received a cash distribution of approximately its carrying amount. In addition to this venture, the Company has investments in two other ventures accounted for on the cost method. These ventures had a book value of $361,000 as of December 31, 1999.

(4)  FEDERAL INCOME TAXES

  The estimated tax effect of temporary differences and tax attributes representing deferred tax liabilities and assets is summarized as follows:


                                                                December 31,
--------------------------------------------------------------------------------
(Thousands of Dollars)                                               1999
--------------------------------------------------------------------------------
Tax benefits due to:
  Tax loss carryforwards                                           $  8,491
  Accrued expenses and other liabilities                                 45
  Other                                                                 (16)
                                                                    --------
  Gross deferred tax asset                                            8,520
Deferred tax liability due to:
  Accelerated depreciation                                              (56)
  Basis difference in real estate assets                             (1,260)
                                                                    --------
  Net deferred tax asset                                              7,204
  Less-Valuation allowance                                           (7,204)
                                                                   --------
                                                                   $   ---
                                                                   ========

  The Company estimates that as of December 31, 1999, its loss carryforward for federal income tax reporting purposes, was approximately $24.6 million, of which approximately $2.4 million was a capital loss carryforward. The capital loss carryforward will expire by 2002. The operating loss carryforward will begin to expire in 2003. The tax benefit of the operating loss carryforward has been recognized as a reduction of the deferred taxes provided on temporary differences which are expected to reverse during the carryforward period. The valuation allowance as of December 31, 1999 totaled $7,204,000, an increase of approximately $238,000 from December 31, 1998.

No taxes were paid during 1999 or 1998.

In October 1986, the Tax Reform Act of 1986 (the Act) was passed. The Act substantially changed the rules regarding the availability of a corporation's operating loss carryforward following a significant change of ownership. Under most circumstances, the limitations on the use of the operating loss carryforward are imposed if the equity ownership of a corporation's 5% stockholders increases by more than 50% over the lowest percentage of equity ownership of such stockholders during the three year period prior to the date of the ownership change. No change of ownership had occurred through December 31, 1999. The Taxpayer Relief Act of 1997, extended the net operating loss carryforward period from 15 to 20 years.


  (5)  NOTES PAYABLE AND OTHER DEBT

  NOTES PAYABLE

The Company's notes payable are summarized as follows:

                                                                             December 31,
-------------------------------------------------------------------------------------------
       (Thousands of Dollars)                                                    1999
-------------------------------------------------------------------------------------------
    Matured notes, bearing interest at rates ranging
      from 6% to 10%                                                                  1,340

    Matured notes issued to various debenture holders,
     bearing interest at 6% (See Note 7)                                              3,440

    Note payable to Walter M. Mischer secured by
      real estate, and bearing interest
      at the prime rate plus 1% (See Note 7)                                            497

    Notes payable to Walter M. Mischer (See Note 7)                                     307
                                                                                      -----

                                                                                      5,584
                                                                                      =====

  During 1993, the Company restructured debentures with an aggregate principal balance of $2,331,000, debenture loans advanced by certain debenture holders with aggregate principal balances of $639,000 and accrued and unpaid interest with respect to these debentures and debenture loans of approximately $470,000 in exchange for unsecured promissory notes of the Company. These notes with an aggregate principal balance of $3,440,000 bear interest at 6% compounded annually and were due October 2, 1996.

As of December 31, 1999, the Company was delinquent on principal and interest payments of $4,780,000 and $2,179,000, respectively, on its notes payable. The Company is currently negotiating settlement of these debts.

With the exception of the improvements and a portion of the land located at the Company's resort in west Texas, substantially all of the Company's real estate assets are pledged as collateral. Minimum annual principal payments on total notes payable and other debt during the years 2000 through 2004 are $659,000, $144,000, $0, $0, and $0, respectively, not including the delinquent principal amounts discussed above. Additional amounts may become due to obtain the release of real estate which is sold.

As of December 31, 1999, the Company had not received any notices of default or acceleration from any of its lenders.

Interest paid on the consolidated indebtedness during the years ended December 31, 1999 and 1998 was $15,000 and $19,000, respectively.

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

(7)  RELATED PARTY TRANSACTIONS

  In connection with various debt settlements during the past several years, Mr. Mischer had loaned or advanced the Company various amounts. In 1993, these loans and advances were consolidated into a single note in the principal amount of $339,000. This note bears interest at the prime rate plus 1% and will mature in February, 2000. This note is secured by approximately 12,000 acres of land located adjacent to the Company's resort in west Texas. During 1999, an additional note, with the same terms as the 1993 note, was executed by the Company in the principal amount of $162,000. The Company borrowed $158,000 on this second note. The aggregate amount outstanding secured by the Lajitas resort as of December 31, 1999, was $497,000. In addition, during 1996, the Company executed two additional notes to Mr. Mischer. One note in the original principal amount of $26,000 was unsecured and was payable in monthly payments of $640 per month and bore interest at the rate of 9%. This note was paid March 1998. The second note is secured by receivables, is payable monthly as collections on the related receivables are received, bears interest at the rate of 9%, with a final maturity of July 2001. During 1998, the Company borrowed an additional $154,000 and made payments of $65,000 in connection with this note. During 1999 the Company made payments of $46,000 in connection with this note. As of December 31, 1999, the outstanding principal balance was $145,000. During 1999, the Company executed an additional promissory note in the principal amount of $200,000 payable to Mr. Mischer. This note is secured by the Company's ownership interest in a real estate partnership, bears interest at 8% and is due March 31, 2000. During 1999, the Company borrowed $162,000 on this note, the proceeds of which were used to fund the auction expenses in connection with the proposed sale of Lajitas.

During 1998, the Company sold its 12.5% joint venture interest in Heritage Park to an entity affiliated with Mr. Mischer. The Company received cash distributions of $288,000 and recognized income of $96,000 during 1998, relating to its 12.5% equity interest in Heritage Park including $94,000 from the gain on the sale.

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

Prior to 1999, the Company managed real estate projects in which Mr. Mischer or members of his family had effective ownership interests ranging from 13% to 100%. During 1998, revenue recognized from managing such projects totaled approximately $442,000. The management contracts were cancelable upon thirty days notice. During March 1998, five of these projects which paid an aggregate monthly management fees of $30,000 were sold and as a result the management contracts were canceled by the new owners. As of December 31, 1998, the Company had accounts receivable from these and other projects of $87,000. These receivables were collected in full in 1999. All management activities ceased effective January 1, 1999.

During 1992 and 1987, Mr. Mischer purchased certain notes receivable held by the Company at face amount of $83,000 and $546,000, respectively. The Company is required at Mr. Mischer's election to repurchase, at par, any note with a payment more than 90 days delinquent. None of these notes have been repurchased through December 31, 1999.

Due to the Company's financial condition, it was unable to construct additional employee housing at the Company's resort in west Texas. As a result, Mr. Mischer built and owns additional employee housing that is leased by the Company on a month to month basis for $2,100 per month. In connection with the proposed sale of Lajitas the Company will purchase this employee housing at Mr. Mischer's cost of approximately $275,000.

In the opinion of the management of the Company, all of the transactions described above were effected on terms at least as favorable to the Company as those which could have been obtained from unaffiliated third parties.

(8)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following:


                                                          December 31,
----------------------------------------------------------------------
(Thousands of Dollars)                                        1999
----------------------------------------------------------------------

  Trade accounts payable                                     $  106
  Accrued interest payable                                    2,389
  Accrued taxes payable                                          71
  Other accrued liabilities                                     156
                                                             ------
                                                             $2,722
                                                             ======

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SOUTHERN INVESTORS SERVICE COMPANY, INC.

                       By:     WALTER M. MISCHER

                       WALTER M. MISCHER
                       __________________________
                       Walter M. Mischer
                       Chairman of the Board
                       Chief Executive Officer

                       Date:  March 29, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WALTER M. MISCHER                             Date:  March 29, 2000
------------------------------------------
Walter M. Mischer
Chairman of the Board and
Chief Executive Officer
Director


WALTER M. MISCHER, JR.                        Date:  March 29, 2000
------------------------------------------
Walter M. Mischer, Jr.
President and Director
Chief Operating Officer


ERIC SCHUMANN                                 Date:  March 29, 2000
------------------------------------------
Eric Schumann
Senior Vice President - Finance
Principal Financial and Accounting Officer


JOHN D. WEIL                                  Date:  March 29, 2000
------------------------------------------
John D. Weil
Director

                               INDEX TO EXHIBITS
                       BY PAGE IN SEQUENTIAL NUMBER COPY



Document or Exhibit                                                     Page No.
--------------------------------------------------------------------------------


Exhibit 21   Subsidiaries of the Registrant...................................31

Exhibit 27   Financial Data Schedule..........................................32