Form 10QSB
period 2000-03-31
SOUTHERN INVESTORS SERVICE CO INC
filed 2000-05-12
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB




(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF ___ 1934

For the quarterly period ended  March 31, 2000
                                ______________

    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________  to


                         Commission file number 04863
                                                -----

                   Southern Investors Service Company, Inc.
                   ________________________________________
       (Exact name of small business issuer as specified in its charter)

       Delaware                                                74-1223691
____________________________________________________________________________________________________________
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

  2727 North Loop West, Suite 200, Houston, Texas                                    77008
____________________________________________________________________________________________________________
(Address of principal executive offices)                                           (Zip Code)

                                (713) 869-7800
                                ______________
                           Issuer's telephone number

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes__No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,168,929 as of May 12, 2000, Common Stock $1.00 Par Value
__________________________________________________________
 Transitional Small Business Disclosure Format (Check One):
   Yes___; No X
             ___

                         PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

        The Consolidated Financial Statements included herein have been prepared by Southern Investors Service Company, Inc., (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the management of the Company, all adjustments necessary to present a fair statement of the results for the interim periods have been made.

            SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
            ---------------------------------------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                MARCH 31, 2000
                                --------------
                            (Thousands of Dollars)
                                  (Unaudited)

ASSETS
------

 RESORT DEVELOPMENT, NET                                 $  2,122
 EQUITY IN REAL ESTATE JOINT VENTURES, NET                    361
 CASH                                                         155
 ACCOUNTS RECEIVABLE                                          331
 OTHER ASSETS                                                 251
                                                         --------

                                                         $  3,220
                                                         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
  Notes payable                                          $  5,684
 Accounts payable and accrued expenses                      2,875
                                                         --------
                                                            8,559
                                                         --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
   shares authorized, none issued                              --
  Common stock, $1 par, 10,000,000 shares authorized,
   3,281,331 shares issued                                  3,281
  Additional paid-in capital                                3,031
  Retained deficit                                        (11,525)
 Less treasury stock, 112,402 shares, at cost             (   126)
                                                         ----------
  Total stockholders' deficit                             ( 5,339)
                                                         ---------
                                                         $  3,220
                                                         ========



        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF (LOSS)
                       ---------------------------------

                            (Thousands of Dollars)

                                  (Unaudited)

                                            Three months ended March 31,
                                            ----------------------------
                                               2000              1999
                                               ----              ----

RESORT REVENUES                               $ 775             $ 686

REAL ESTATE REVENUES                              9                27
                                              -----             -----

                                                784               713
                                              -----             -----

RESORT OPERATING EXPENSES                       710               685

OTHER OPERATING EXPENSES                         54                25
                                              -----             -----

                                                764               710
                                              -----             -----

INCOME FROM OPERATIONS                           20                 3

INTEREST EXPENSE                               (102)              (94)
                                              -----            ------

NET (LOSS)                                    $ (82)            $ (91)
                                              =====            ======

(LOSS) PER COMMON SHARE                      ($ .03)           ($ .03)
                                              =====            ======

AVERAGE NUMBER OF
 SHARES OUTSTANDING                       3,168,929         3,168,929
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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                            (Thousands of Dollars)
                                  (Unaudited)

                                                                   Three Months
                                                                   Ended March 31,
                                                                   ----------------
                                                                    2000       1999
                                                                   ------     -----
Cash flows from operating activities:
  Net (loss)                                                       $ (82)    $ (91)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Equity in undistributed (income) loss of real
        estate joint ventures                                        ---        (2)
  Depreciation and amortization                                       48        48
  Change in assets and liabilities:
    Investments in resort development                                 (6)      (55)
    (Increase) decrease in accounts receivable and other assets     (127)       98
    Increase in accounts payable, accrued
      expenses and other                                             160       117
                                                                    ----      ----
         Net cash (used in) provided by operating activities        (  7)      115
                                                                    ----      ----
 Cash flows from financing activities:
  Borrowings on notes payable, net                                    93        55
                                                                    -----     ----

Net increase in cash                                                  86       170
Beginning cash                                                        69        41
                                                                    -----     ----

Ending cash                                                        $ 155      $211
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

Although there have been efforts to sell Lajitas in the past, only a few potential buyers ever seriously examined the property or conducted any due diligence. With debt of more than $4.8 million that had matured and was currently due, the Company determined in late 1999 that the sale of Lajitas, its sole remaining operating asset, would facilitate the Company's ability to settle its existing liabilities most favorably. The Company's decision to sell Lajitas at this time was also influenced by its perception that a strong marketplace currently favors sellers of specialty properties. After considering the Company's past efforts and reviewing sales of other specialty properties, the Company determined that the best alternative would be to sell the property through an auction process. The auction was conducted on February 24, 2000 and the property was sold for $3,950,000.

The sale of Lajitas included the sale of the capital stock of Lajitas Utility Co., Inc., (Lajitas Utility), a Company which provides water and related utility services to the resort town. The Lajitas Utility facilities were in need of certain repairs and improvements which have been ordered by regulatory agencies. The transfer of the capital stock of Lajitas Utility was also subject to the approval of the regulatory agency. Subsequent to the auction the estimated costs of these repairs increased and as a result the Company and the buyer entered into a series of discussions in order to resolve this matter and to obtain the approvals necessary. As a result of these negotiations the Company agreed to a reduction in the purchase price of $400,000. The sale of the Lajitas property closed on May 2, 2000.

The net proceeds from the sale of Lajitas were approximately $2,385,000. The Company will use these proceeds in an attempt to settle or restructure existing debt of which approximately $5,513,000 has matured and is currently due and to realize the carrying amount of its remaining assets. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its remaining assets. Management is currently reviewing possible options to settle the Company's existing liabilities with its available resources. These options include, but are not limited to, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.


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

Item 2. Management's Discussion and Analysis or Plan of Operation.

General
-------

        On March 10, 2000, the Company filed a definitive information statement ("Information Statement") on Schedule 14C with the SEC under the Securities Exchange Act of 1934, as amended. The Information Statement disclosed the Company's agreement to enter into a Purchase Agreement (the "Purchase Agreement") and two Real Estate Purchase and Sale Agreements (the "REPSAs") with Stephen R. Smith, a private investor from Austin, Texas, for the Company's Lajitas Resort and two adjoining tracts of land in west Texas (together, "Lajitas").

        Under the Purchase Agreement, dated February 24, 2000, the Company agreed to sell and transfer its right, title and interest in the assets and real property of the resort and town of Lajitas, excluding, among other items, certain receivables and the two adjoining tracts of land that are covered by the separate REPSAs. The transferred assets also included all of the outstanding capital stock of Lajitas Utility Co., Inc., which provides water and related utility services to the resort and town.

        Under the REPSAs, each dated February 24, 2000, the Company agreed to convey two tracts of land, "as is, where is" and "with all faults, if any." The first REPSA, for the "North Tract," related to approximately 6,330 acres to be conveyed by special warranty deed and approximately 940 acres to be conveyed by quit claim deed. The second REPSA, for the "South Tract," related to approximately 8,513 acres to be conveyed by special warranty deed and approximately 3,430 acres to be conveyed by quit claim deed.

        The descriptions above of the Purchase Agreement and the REPSAs are qualified in their entirety by reference to the agreements themselves, which have been filed as exhibits to this Form 10-QSB. See also Note 1 to Notes to Consolidated Financial Statements.


Results of Operations
---------------------

        The net (loss) for the first three months of 2000 was ($82,000) or ($.03) per share compared to a net (loss) of ($91,000) or ($.03) per share during the first quarter of 1999.

     Rental and other revenues from the operation of the Company's resort in west Texas totaled $775,000 and $686,000 for the three months ended March 31, 2000 and 1999, respectively. Rental revenue and occupancy statistics for the Company's resort operations for each of these periods are summarized as follows :


                                  Three months ended March 31,
                                  ----------------------------
                                     2000              1999
                                     ----              ----
Hotel rooms:
     % Occupancy                       49%               47%
     Average rate                 $  71.29          $  64.70
     Total revenue                $284,000          $250,000
Condominiums:
     % Occupancy                       45%               34%
     Average rate                 $  66.19          $  64.56
     Total revenue                $ 63,000          $ 53,000

Total rental revenue              $347,000          $303,000
Restaurant, bar and
  golf course revenue              229,000           234,000
Other revenues                     199,000           149,000
                                  --------          --------
Total revenues                    $775,000          $686,000
                                  ========          ========


The increase in other revenues is due to the sale of residential lots at the Lajitas resort during the first quarter of 2000.

The increase in other expenses is due to an increase in legal and professional fees.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company was delinquent on notes payable of approximately $5,513,000. The Company will attempt to use the proceeds from the sale of Lajitas estimated to be $2,385,000 in an attempt to settle or restructure existing debt. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its remaining assets. Management is currently reviewing possible options to settle the Company's existing liabilities with its available resources. These options include negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company.

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

None


ITEM 3.   Default upon Senior Securities

None


ITEM 4.   Submission of Matters to a Vote of Security Holders

On February 21, 2000, stockholders representing approximately 64.5% of the Company's $1.00 par value common stock executed a Written Consent of Stockholders in lieu of a Special Meeting to approve the sale of Lajitas. The stockholders approved the disposition of Lajitas at an auction sale to as many as three independent buyers who bid in cash at least $2,500,000 for the resort and town, $300,000 for the adjoining tract of land comprising approximately 7,700 acres and $600,000 for an adjoining tract of land comprising approximately 10,000 acres with an adjacent parcel of 4,500 acres. The auction sale occurred on February 24, 2000, and the Company agreed to sell Lajitas for $3,950,000 in cash, as further described under the caption -"General" under Item 2 of
Part I above. The Written Consent is filed as an exhibit to this Form 10-QSB.


ITEM 5.   Other Information

None

ITEM 6.   Exhibits and Reports on Form 8-K



         Exhibit No.  Description
         -----------  -----------


         2.1   --     Purchase Agreement (incorporated by reference
                      to Annex B to the Company's Information
                      Statement on Schedule 14C, dated March 10,
                      2000, SEC File No. 0-04863).

         2.2   --     Real Estate Purchase and Sale Agreement
                      (incorporated by reference to Annex C-1 to the Company's Information Statement on Schedule
                      14C, dated March 10, 2000, SEC File No.
                      0-04863).

         2.3   --     Real Estate Purchase and Sale Agreement
                      (incorporated by reference to Annex C-2 to the Company's Information Statement on Schedule
                      14C, dated March 10, 2000, SEC File No.
                      0-04863).

        *27.1  --     Financial Data Schedule.

         99.1  --     Written Consent (incorporated by reference to
                      Annex A to the Company's Information Statement on Schedule 14C, dated March 10, 2000, SEC
                      File No. 0-04863)

__________
*Filed herewith

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



                         SOUTHERN INVESTORS SERVICE COMPANY, INC.



                          /s/ Walter M. Mischer, Jr.
                          --------------------------
                          WALTER M. MISCHER, JR.
                          President - Principal Executive Officer





                          /s/ Eric Schumann
                          -------------------------------
                          ERIC SCHUMANN
                          Senior Vice President - Finance
                          Principal Financial and Accounting Officer



                          DATE:      May 12, 2000