Form 10QSB
period 2000-06-30
SOUTHERN INVESTORS SERVICE CO INC
filed 2000-08-14
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

                         Commission file number 04863

                   Southern Investors Service Company, Inc.
       (Exact name of small business issuer as specified in its charter)

            Delaware                                 74-1223691
(State or other jurisdiction of
 incorporation or organization)         (I.R.S. Employer Identification No.)

2727 North Loop West, Suite 200,
     Houston, Texas                                    77008
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of August 11, 2000, Common Stock $1.00 Par Value

Transitional Small Business Disclosure Format (Check One):
 Yes _____; No  X

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2000
                            (Thousands of Dollars)
                                  (Unaudited)

ASSETS
------

CASH                                                          2,264
EQUITY IN REAL ESTATE JOINT VENTURES, NET                       361
ACCOUNTS RECEIVABLE                                             145
OTHER ASSETS                                                      8
                                                           --------
                                                           $  2,778
                                                           ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
  Notes payable                                            $  4,936
  Accounts payable and accrued expenses                       2,532
                                                           --------
    Total liabilities                                         7,468
                                                           --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
    shares authorized, none issued                               --
  Common stock, $1 par, 10,000,000 shares authorized,
    3,281,331 shares issued                                   3,281
  Additional paid-in capital                                  3,031
  Retained deficit                                          (10,876)
 Less treasury stock, 112,402 shares, at cost                  (126)
                                                           --------
  Total stockholders' deficit                                (4,690)
                                                           --------
                                                           $  2,778
                                                           ========

        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                            (Thousands of Dollars)
                                  (Unaudited)


                                                   Three Months Ended          Six Months Ended
                                                         June  30,                 June 30,
                                                ------------------------    ------------------------
                                                    2000         1999          2000          1999
                                                ----------    ----------    ----------    ----------
RESORT REVENUES                                 $      264    $      559    $    1,039    $    1,245
OTHER REVENUES                                          31             7            40            34
                                                ----------    ----------    ----------    ----------
                                                       295           566         1,079         1,279
                                                ----------    ----------    ----------    ----------
RESORT OPERATING EXPENSES                              257           675           967         1,362
OTHER OPERATING EXPENSES                                53            24           107            47
                                                ----------    ----------    ----------    ----------
                                                       310           699         1,074         1,409
                                                ----------    ----------    ----------    ----------
INCOME (LOSS) FROM OPERATIONS                          (15)         (133)            5          (130)

INTEREST EXPENSE                                       (91)          (93)         (193)         (187)

GAIN ON SALE OF RESORT OPERATIONS                      755           ---           755           ---
                                                ----------    ----------    ----------    ----------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                649          (226)          567          (317)

EXTRAORDINARY GAIN ON DEBT SETTLEMENT
 (Net of tax provision & operating loss
 carryforward realization of $39 in 1999)              ---           116           ---           116
                                                ----------    ----------    ----------    ----------
NET INCOME (LOSS)                               $      649    $     (110)   $      567    $     (201)
                                                ==========    ==========    ==========    ==========
BASIC AND DILUTED INCOME (LOSS) PER
 COMMON SHARE
   Income (loss) before extraordinary gain      $      .20    $     (.07 )   $     .18    $     (.10)
                                                ==========    ==========    ==========    ==========
   Extraordinary gain on debt settlement        $      ---    $      .04    $      ---    $      .04
                                                ==========    ==========    ==========    ==========
   Net Income (loss)                            $      .20    $     (.03)   $      .18    $     (.06)
                                                ==========    ==========    ==========    ==========
AVERAGE NUMBER OF SHARES OUTSTANDING             3,168,929     3,168,929     3,168,929     3,168,929
                                                ==========    ==========    ==========    ==========

       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Thousands of Dollars)
                                  (Unaudited)

                                                                      Six Months
                                                                    Ended June 30,
                                                                  -----------------
                                                                    2000      1999
                                                                  ------    -------
Cash flows from operating activities:
  Net income (loss)                                               $  567      $(201)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Extraordinary gain on debt settlements                         ---       (116)
      Equity in undistributed (income) loss of real
        estate joint ventures                                        ---         (2)
      Distribution from real estate joint ventures                   ---        149
      Gain from sale of resort development                          (755)       ---
      Depreciation and amortization                                   66         95
  Change in assets and liabilities:
    Resort development, net                                         (302)      (124)
    Decrease in accounts receivable and other assets                 301        135
    (Decrease) increase in accounts payable, accrued
      expenses and other                                            (190)       188
                                                                  ------      -----
         Net cash provided by (used in) operating activities        (313)       124
                                                                  ------      -----
Cash flows from investing activities:
   Proceeds from sale of resort development, net                   3,155        ---
                                                                  ------      -----
Cash flows from financing activities:
  Payments on notes payable, net                                    (647)       (20)
                                                                  ------      -----
Net increase in cash                                               2,195        104
Beginning cash                                                        69         41
                                                                  ------      -----
Ending cash                                                       $2,264      $ 145
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

    Although there had been efforts to sell the Company's resort located in west Texas known as Lajitas together with surrounding real estate ("Lajitas") in the past, only a few potential buyers ever seriously examined the property or conducted any due diligence. With debt of more than $4.8 million that had matured and was due, the Company determined in late 1999 that the sale of Lajitas, its sole remaining operating asset, would facilitate the Company's ability to settle its existing liabilities most favorably. The Company's decision to sell Lajitas earlier this year was also influenced by its perception that a strong marketplace favored sellers of specialty properties. After considering the Company's past efforts and reviewing sales of other specialty properties, the Company determined that the best alternative would be to sell the property through an auction process. The auction was conducted on February 24, 2000 and the property was sold for $3,950,000.

    The sale of Lajitas included the sale of the capital stock of Lajitas Utility Co., Inc., (Lajitas Utility), a Company which provides water and related utility services to the resort town. The Lajitas Utility facilities were in need of certain repairs and improvements which were ordered by regulatory agencies. The transfer of the capital stock of Lajitas Utility was also subject to the approval of the regulatory agency. Subsequent to the auction the estimated costs of these repairs increased and as a result the Company and the buyer entered into a series of discussions in order to resolve this matter and to obtain the approvals necessary. As a result of these negotiations the Company agreed to a reduction in the purchase price of $400,000. The sale of the Lajitas property closed on May 2, 2000.

     The Lajitas resort property was subject to a mortgage in the amount of $726,000, including accrued interest, in favor of Walter M. Mischer, Chairman of the Board and Chief Executive Officer of the Company. At closing the Company used a portion of the proceeds to repay this indebtedness in order to remove the mortgage lien from the property and convey free and clear title to the buyer. As part of the property sold the buyer purchased a portion of the employee housing at the resort owned by Mr. Mischer. Mr. Mischer agreed to provide such employee housing for Lajitas at a time when the Company was unable to finance its construction on acceptable terms. Mr. Mischer agreed to sell this housing to the Company for $237,000 which was the cost incurred by Mr. Mischer in connection with the construction. The Company also incurred approximately $370,000 in expenses, including commissions, in connection with the sale.

The accompanying consolidated statements of income (loss) include the operations of the Lajitas resort until the date of sale. The following condensed proforma information presents a summary of the consolidated statements of income (loss) of the Company as if the sale had occurred at the beginning of the period with proforma adjustments to reflect the sale, interest expense on notes payable and other adjustments:

                                                Six Months Ended
                                                     June 30
                                                ----------------
                                                 2000      1999
                                                ------    ------

Revenues                                        $   40    $   34
Loss before extraordinary items                  ($237)    ($183)
Basic and diluted loss per share
 before extraordinary items                      ($.07)    ($.06)

     The Company will attempt to use the net proceeds from the sale to settle or restructure existing debt, of which approximately $4,795,000 has matured and is currently due, and to realize the carrying amount of its remaining assets. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its remaining assets. Management is currently reviewing possible options to settle the Company's existing liabilities with its available resources. These options include, but are not limited to, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

     The sale of Lajitas closed on May 2, 2000, to two entities to which Mr. Smith assigned all of his rights under the Purchase Agreement and the REPSAs by means of an Assignment, Assumption, Amendment and Allocation Agreement ("Assignment Agreement") for an aggregate of $3,550,000. The Assignment Agreement was filed as an exhibit to the Company's Form 8-K dated May 2, 2000. The Purchase Agreement and the REPSAs were filed as exhibits to the Company's Form 10-QSB as of March 31, 2000, as filed with the Securities and Exchange Commission. See also Note 1 to Notes to Consolidated Financial Statements.

Results of Operations

  The net income for the first six months of 2000 was $567,000 or $.18 per share compared to a net (loss) of ($201,000) or ($.06) per share during the first six months of 1999. The result of operations for the first six months of 2000 include a gain of $755,000 in connection with the sale of Lajitas on May 2, 2000. The Lajitas resort was the Company's only operating asset. The operations of Lajitas are included in revenues and expenses through closing date. Other operating expenses have increased due to incurred legal and other professional fees.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2000, the Company was delinquent on notes payable of approximately $4,795,000. The Company will attempt to use the net proceeds from the sale of Lajitas in an attempt to settle or restructure existing debt. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its remaining assets. Management is currently reviewing possible options to settle the Company's existing liabilities with its available resources. These options include negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company.

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

None

ITEM 3.   Default upon Senior Securities

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 16, 2000, at which time the stockholders elected the Company's directors and ratified the appointment of Arthur Andersen LLP independent public accountants for the Company for the year ending December 31, 2000. The results were as follows:

                                        Against/              Broker
                               For      Withheld   Abstain   Non-Votes
                            ---------   --------   -------   ---------
Directors:

Walter M. Mischer, Sr.      2,188,957        120         -           -

Walter M. Mischer, Jr.      2,188,957        120         -           -

John D. Weil                2,188,957        120         -           -

Accountants                 2,188,097         20       600           -

ITEM 5.   Other Information

None

ITEM 6.  (a)  Exhibits

Exhibit No.                        Description
-----------                   --------------------
  2.1   --     Purchase Agreement (incorporated by reference to Annex B to the
               Company's Information Statement on Schedule 14C, dated March 10,
               2000, SEC File No. 0-04863).

  2.2   --     Real Estate Purchase and Sale Agreement (incorporated by
               reference to Annex C-1 to the Company's Information Statement on
               Schedule 14C, dated March 10, 2000, SEC File No. 0-04863).

  2.3   --     Real Estate Purchase and Sale Agreement (incorporated by
               reference to Annex C-2 to the Company's Information Statement on
               Schedule 14C, dated March 10, 2000, SEC File No. 0-04863).

*27.1   --     Financial Data Schedule.

 99.1   --     Written Consent (incorporated by reference to Annex A to the
               Company's Information Statement on Schedule 14C, dated March 10,
               2000, SEC File No. 0-04863)

(b) Reports filed on Form 8-K

     - The following current report on Form 8-K was filed by the Company during the quarter ended June 30, 2000:

            Form 8-K dated May 2, 2000 and filed May 17, 2000, reporting the sale of Lajitas for an aggregate of $3,550,000.
__________
*Filed herewith

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SOUTHERN INVESTORS SERVICE COMPANY, INC.



                           /s/ Walter M. Mischer, Jr.
                          ----------------------------
                          WALTER M. MISCHER, JR.
                          President - Principal Executive Officer



                           /s/ Eric Schumann
                          ----------------------------
                          ERIC SCHUMANN
                          Senior Vice President - Finance
                          Principal Financial and Accounting Officer


                          DATE:  August 11, 2000