Form 10QSB
period 2000-09-30
SOUTHERN INVESTORS SERVICE CO INC
filed 2000-11-13
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB



(Mark One)
  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----
    OF 1934

For the quarterly period ended September 30, 2000
                               ---------------------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ____________

                                   Commission file number  04863
                                                          ------------------

                   Southern Investors Service Company, Inc.
                   ----------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                             74-1223691
--------------------------------------------------------------------------------
(State or other jurisdiction of
 incorporation or organization)          (I.R.S. Employer Identification No.)


     2727 North Loop West, Suite 200, Houston, Texas                77008
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                (713) 869-7800
                                --------------
                           Issuer's telephone number
                         -----------------------------

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of November 13,
                                                  ---------------------------
2000, Common Stock $1.00 Par Value
--------------------------------------
  Transitional Small Business Disclosure Format (Check One):
   Yes_____; No  X
               -----

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                              SEPTEMBER 30, 2000
                              ------------------
                            (Thousands of Dollars)
                                  (Unaudited)


ASSETS
------

CASH                                                     $  2,307
EQUITY IN REAL ESTATE JOINT VENTURES, NET                     361
ACCOUNTS RECEIVABLE                                           114
OTHER ASSETS                                                    7
                                                         --------

                                                         $  2,789
                                                         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
  Notes payable                                          $  4,934
 Accounts payable and accrued expenses                      2,598
                                                         --------
    Total liabilities                                       7,532
                                                         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
    shares authorized, none issued                             --
  Common stock, $1 par, 10,000,000 shares authorized,
    3,281,331 shares issued                                 3,281
  Additional paid-in capital                                3,031
  Retained deficit                                        (10,929)
 Less treasury stock, 112,402 shares, at cost             {   126)
                                                         --------
  Total stockholders' deficit                             ( 4,743)
                                                         --------
                                                         $  2,789
                                                         ========


        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   ----------------------------------------
                            (Thousands of Dollars)
                                  (Unaudited)

                                                  Three Months Ended                 Nine Months Ended
                                                    September 30,                      September 30,
                                              -------------------------       ------------------------------
                                                 2000           1999             2000               1999
                                              ----------     ----------       ----------          ----------
RESORT REVENUES                               $      ---     $      419       $    1,039          $    1,664
OTHER REVENUES                                        24             24               34                  46
                                              ----------     ----------       ----------          ----------
                                                      24            443            1,073               1,710
                                              ----------     ----------       ----------          ----------
RESORT OPERATING EXPENSES                            ---            627              967               1,988

OTHER OPERATING EXPENSES                              23              4              130                  53
                                              ----------     ----------       ----------          ----------
                                                      23            631            1,097               2,041
                                              ----------     ----------       ----------          ----------

INCOME (LOSS) FROM OPERATIONS                          1           (188)             (24)               (331)

INTEREST INCOME                                       32              6               62                  18

INTEREST EXPENSE                                     (85)           (96)            (279)               (283)

GAIN ON SALE OF RESORT OPERATIONS                    ---            ---              755                 ---


INCOME (LOSS) BEFORE                          ----------     ----------       ----------          ----------
 EXTRAORDINARY GAIN                                  (52)          (278)             514                (596)

EXTRAORDINARY GAIN ON DEBT
 SETTLEMENT  (Net of tax provision &
 operating loss carryforward realization
 of $39 in 1999)                                     ---            ---              ---                 116
                                              ----------     ----------       ----------          ----------

NET INCOME (LOSS)                            ($       52)   ($      278)      $      514         ($      480)
                                              ==========     ==========       ==========          ==========

BASIC AND DILUTED INCOME
 (LOSS) PER COMMON SHARE
  Income (loss) before extraordinary gain    ($      .02)   ($      .09)            $.16             ($  .19)
                                              ==========     ==========       ==========          ==========
  Extraordinary gain on debt settlement       $      ---     $      ---       $   ---             $      .04
                                              ==========     ==========       ==========          ==========

  Net Income (loss)                          ($      .02)   ($      .09)      $      .16         ($      .15)
                                              ==========     ==========       ==========          ==========
AVERAGE NUMBER OF
  SHARES OUTSTANDING                           3,168,929      3,168,929        3,168,929           3,168,929
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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                            (Thousands of Dollars)
                                  (Unaudited)


                                                                           Nine Months
                                                                       Ended September 30,
                                                                     ----------------------
                                                                      2000         1999
                                                                     ------       ------
Cash flows from operating activities:
  Net income (loss)                                                  $  514        ($ 480)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Extraordinary gain on debt settlements                            ---          (116)
      Equity in undistributed (income) loss of real
        estate joint ventures                                           ---            (2)
      Distribution from real estate joint ventures                      ---           149
      Gain from sale of resort development                             (755)          ---
      Depreciation and amortization                                      66           143
  Change in assets and liabilities:
    Resort development, net                                            (302)         (145)
    Decrease in accounts receivable and other assets                    334            91
    (Decrease) increase in accounts payable, accrued
      expenses and other                                               (124)          314
                                                                     ------         -----

         Net cash provided by (used in) operating activities           (267)          (46)
                                                                                    -----

Cash flows from investing activities:
   Proceeds from sale of resort development, net                      3,155           ---
                                                                     ------         -----

Cash flows from financing activities:
  (Payments) borrowings on notes payable, net                          (650)           63
                                                                     ------         -----

Net increase in cash                                                  2,238            17
Beginning cash                                                           69            41
                                                                     ------         -----

Ending cash                                                          $2,307         $  58
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

     The sale of Lajitas included the sale of the capital stock of Lajitas Utility Co., Inc., ("Lajitas Utility"), a Company which provides water and related utility services to the resort town. The Lajitas Utility facilities were in need of certain repairs and improvements which were ordered by regulatory agencies. The transfer of the capital stock of Lajitas Utility was also subject to the approval of the regulatory agency. Subsequent to the auction, the estimated costs of these repairs increased and as a result the Company and the buyer entered into a series of discussions in order to resolve this matter and to obtain the approvals necessary. As a result of these negotiations, the Company agreed to a reduction in the purchase price of $400,000. The sale of the Lajitas property closed on May 2, 2000.

     The Lajitas resort property was subject to a mortgage in the amount of $726,000, including accrued interest, in favor of Walter M. Mischer, Chairman of the Board and Chief Executive Officer of the Company. At closing, the Company used a portion of the proceeds to repay this indebtedness in order to remove the mortgage lien from the property and convey free and clear title to the buyer. As part of the property sold, the buyer purchased a portion of the employee housing at the resort previously owned by Mr. Mischer. Mr. Mischer agreed to provide such employee housing for Lajitas at a time when the Company was unable to finance its construction on acceptable terms. Mr. Mischer agreed to sell this housing to the Company for $237,000 which was the cost incurred by Mr. Mischer in connection with the construction. The Company also incurred approximately $370,000 in expenses, including commissions, in connection with the sale.

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

                                                 Nine Months Ended
                                                    September 30
                                                 -----------------
                                                 2000        1999
                                                 ----        ----
Revenues                                         $ 96        $ 64
Loss before extraordinary items                 ($289)      ($250)
Basic and diluted loss per share
 before extraordinary items                     ($.09)      ($.08)

     The Company will attempt to use the net proceeds from the sale to settle or restructure existing debt, of which approximately $4,803,000 has matured and is currently due, and to realize the carrying amount of its remaining assets. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its remaining assets. Management is currently reviewing possible options to settle the Company's existing liabilities with its available resources. These options include, but are not limited to, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the significant accounting policies included in the notes to the Company's latest annual report on Form 10-KSB. These consolidated financial statements should be read in conjunction with those notes.

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998, amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company will adopt these pronouncements on January 1, 2001 and does not expect adoption to have a material impact on the Company's results of operations or financial position.

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

Results of Operations
---------------------

     The net (loss) for the three months ended September 30, 2000, was ($52,000) or ($.02) per share as compared to a net (loss) of ($278,000) or ($.09) share for the three months ended September 30, 1999. The results of operations for the quarter ended September 30, 1999, included the results of operations of the Lajitas resort, which incurred a (loss) of ($208,000) during the quarter.

     The net income for the first nine months of 2000 was $514,000 or $.16 per share compared to a net (loss) of ($480,000) or ($.15) per share during the first nine months of 1999. The result of operations for the first nine months of 2000 include a gain of $755,000 in connection with the sale of Lajitas on May 2, 2000. The Lajitas resort was the Company's only operating asset. The operations of Lajitas are included in revenues and expenses through the closing date. Other operating expenses have increased due to increased legal and other professional fees.

Liquidity and Capital Resources

     As of September 30, 2000, the Company was delinquent on notes payable of approximately $4,803,000. The Company will attempt to use the net proceeds from the sale of Lajitas in an attempt to settle or restructure existing debt. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its remaining assets. Management is currently reviewing possible options to settle the Company's existing liabilities with its available resources. These options include negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims, and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company.

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


ITEM 3.   Defaults upon Senior Securities

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

              None

__________

*Filed herewith

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SOUTHERN INVESTORS SERVICE COMPANY, INC.



                          /s/ Walter M. Mischer, Jr.
                         -----------------------------------------------
                         WALTER M. MISCHER, JR.
                         President - Principal Executive Officer





                          /s/ Eric Schumann
                         ---------------------
                         ERIC SCHUMANN
                         Senior Vice President - Finance
                         Principal Financial and Accounting Officer



                         DATE: November 13, 2000