Form 10KSB40
period 2000-12-31
SOUTHERN INVESTORS SERVICE CO INC
filed 2001-03-30
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)
  X     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---    ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 2000
                          ------------------

____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period  from               to
Commission file number   04863
                        -------

                   SOUTHERN INVESTORS SERVICE COMPANY, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)
      Delaware                                    74-1223691
--------------------------------------------------------------------------------
(State or other jurisdiction      (I.R.S. Employer Identification No.)
   of incorporation or
     organization)

   2727 North Loop West, Suite 200,
           Houston, Texas                           77008
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number   (713) 869-7800
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
                               (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X    No
                                                              ----     ----

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB   X
                              ------

State issuer's revenues for its most recent fiscal year.  $1.2 Million
                                                         --------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $0.00 as of March 26, 2001.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

3,168,929 shares, Common Stock $1.00 par value per share as of March 26, 2001
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Company's proxy statement to be used in connection with the 2001 annual meeting is incorporated by reference into Part III.

Transitional Small Business Format (check one) Yes        No    X
                                                   -----      -----

                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

     Southern Investors Service Company, Inc., (the Company), was incorporated under the laws of the State of Delaware in 1972. Prior to 1990, the Company was engaged in the ownership and development of real estate primarily in the Houston, Texas area. The operations of the Company were significantly reduced during 1990, as a result of various debt settlements with lenders and other creditors. These settlements resulted in the transfer of substantially all of the Company's holdings to its creditors. The Company's operations since 1990 have been limited to attempts to sell or restructure the Company's remaining liabilities. During 1998 and prior years, the Company's operations included the management of residential developments and two office buildings owned by others. During 1998, the majority of these residential projects were sold by the owners and therefore the Company no longer is managing these projects. Effective January 1, 1999, the Company ceased all management activity and all employees related to this activity were terminated. Since then, the Company's primary activity has been the operation of a resort property in west Texas known as Lajitas located in the Big Bend region in Texas (Lajitas).

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

The sale of Lajitas included the sale of the capital stock of Lajitas Utility Co., Inc., ("Lajitas Utility"), a company which provides water and related utility services to the resort town. The Lajitas Utility facilities were in need of certain repairs and improvements which were ordered by regulatory agencies. The transfer of the capital stock of Lajitas Utility was also subject to the approval of the regulatory agency. Subsequent to the auction, the estimated costs of these repairs increased and as a result the Company and the buyer entered into a series of discussions in order to resolve this matter and to obtain the approvals necessary. As a result of these negotiations, the Company agreed to a reduction in the purchase price of $400,000. The sale of the Lajitas property closed on May 2, 2000. The Company realized a gain on the sale of Lajitas of $755,000 and received net cash proceeds of approximately
$2.4 million, after the payment of a mortgage note related to the property sold. See also Notes 1, 5 and 7 of the Notes to Consolidated Financial Statements of the Company.

CONTINUED OPERATIONS
--------------------

     The Company will attempt to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,811,000 has matured and is currently due, and to realize the carrying amount of its remaining assets. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its remaining noncash assets. Management is currently reviewing possible options to settle the Company's existing liabilities with its available resources. These options include, but are not limited to, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

LIABILITY SETTLEMENTS
---------------------

     During 1999, the Company settled a note payable with an outstanding balance of $175,000 for a cash payment of $59,000 and recorded an extraordinary gain of $116,000.

GENERAL
-------

     The Company has a 6.7% partnership interest in a ten-story office building located at 2707 North Loop West, in Houston, Texas. The Company also has a 5% cash flow interest in a seven-story office building located at 2727 North Loop West, in Houston, Texas, where its corporate headquarters are located.

EMPLOYEES
---------

     The Company has no paid employees as of December 31, 2000. The Company's management is conducted in connection with a management agreement with a company affiliated with the Chairman of the Board and Chief Executive Officer.

CURRENT BUSINESS CONDITIONS
---------------------------

     Current economic conditions affecting the Company and its financial condition are discussed more fully in Item 6, "Management's Discussion and Analysis or Plan of Operation" and in Note 1 of the Notes to Consolidated Financial Statements of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's principal executive offices are located in northwest Houston and rent and other expenses are included in the management agreement discussed above. The Company owns or leases office furniture, furnishings, equipment and vehicles as management deems necessary for its operations. In addition, the Company has a 6.7% partnership interest in a ten-story office building located at 2707 North Loop West, in Houston, Texas. See also Note 7 of the Notes to Consolidated Financial Statements of the Company.

The Company has planned no significant additions to its properties during 2001.

ITEM 3.  LEGAL PROCEEDINGS

     The information with respect to legal proceedings is contained in Note 6 of the Notes to Consolidated Financial Statements of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

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

The approximate number of holders of record of the Company's stock as of March 24, 2001 was 506. No dividends have been paid by the Company since its inception and the Company has no plans to pay dividends in the foreseeable future.

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

                                              Year Ended December 31,
                                              -----------------------
                                                  2000        1999
                                              -----------  ----------
Resort revenues                                $  1,039     $   2,352
Real estate revenues, net                            42           178
Resort operating expenses                          (967)       (2,598)
Other operating expenses                           (151)         (102)
Interest income                                     100            24
Interest expense                                   (364)         (381)
Gain from sale of resort operations                 755           ---
                                               --------     ---------
Income (loss) before extraordinary gains            454          (527)
Extraordinary gains on debt settlements             ---           116
                                               --------     ---------
Net Income (loss)                              $    454     $    (411)
                                               ========     =========
Income (loss) per common share:
 Income (loss) before extraordinary gains      $   0.14     $   (0.17)
 Net income (loss)                             $   0.14     $   (0.13)
Total assets                                   $  2,724     $   3,049
Total debt                                     $  4,935     $   5,584
Total stockholders' deficit                    $ (4,802)    $  (5,257)


Current Business Conditions, Operations, Certain Events and Uncertainties
-------------------------------------------------------------------------

     The Company will attempt to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,811,000 has matured and is currently due, and to realize the carrying amount of its remaining assets. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its remaining noncash assets. Management is currently reviewing possible options to settle the Company's existing liabilities with its available resources. These options include, but are not limited to, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

LIABILITY SETTLEMENTS
---------------------

     During 1999, the Company settled a note payable with an outstanding balance of $175,000 for a cash payment of $59,000 and recorded an extraordinary gain of $116,000.

RESULTS OF OPERATIONS
---------------------

  The Company reported a net income of $454,000 for 2000 compared with a loss of ($411,000) in 1999. The operations for 2000 include a gain of $755,000 from the sale of Lajitas, the Company's resort operations. The Company recorded extraordinary gains on debt settlements of $116,000 during 1999.

Rentals and other income from the Company's resort in west Texas were $1.0 million and $2.3 million for the years ended December 31, 2000 and 1999, respectively. The decrease is due to the sale of the resort operations in May of 2000.

Real estate revenues decreased to $42,000 in 2000 from $178,000 in 1999. During 1999, revenues included the recognition of $141,000 of previously deferred profit, from the sale of real estate. The increase in interest income is due to the higher cash balances during 2000. The increase in other operating expenses is due to an increase in insurance expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of December 31, 2000, the Company was delinquent on notes payable and other long-term debt of approximately $4,811,000 and interest payments of $2,475,000. As of December 31, 2000, the Company had recorded accounts payable and accrued expenses (including interest) and other liabilities of $2.6 million. Due to the sale of Lajitas, the Company has sufficient funds to pay its general and administrative operating expenses, however, the Company is unable to repay its notes payable at the face amounts and the related accrued interest. The Company's debts and obligations are discussed in Notes 1, 5, 6, and 7 of Notes to Consolidated Financial Statements of the Company.

In assessing the Company's liquidity, the impact of income taxes has been considered. The Company does not expect its cash flow to be affected by income taxes in the foreseeable future because of its net operating loss carryforward. The Company's federal income taxes are disclosed in Note 4 of the Notes to Consolidated Financial Statements of the Company.

The impact of inflation on the Company over the past several years has not been material.

No major additions to property, plant and equipment are currently anticipated.

ITEM 7.  FINANCIAL STATEMENTS

  The following financial statement data required pursuant to this item are included herein:

            Report of Independent Public Accountants

            Consolidated Balance Sheet -
             December 31, 2000

            Consolidated Statements of Income (Loss) for
             each of the Two Years Ended
             December 31, 2000 and 1999

            Consolidated Statements of Changes in Stock-
             holders' Deficit for each of the Two Years
             Ended December 31, 2000 and 1999

            Consolidated Statements of Cash Flows for
             each of the Two Years Ended
             December 31, 2000 and 1999

            Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The information required by Item 9 is contained in the Company's proxy statement to be used in connection with its 2001 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by Item 10 is contained in the Company's proxy statement to be used in connection with its 2001 annual meeting of stockholders under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 is contained in the Company's proxy statement to be used in connection with its 2001 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is contained in the Company's proxy statement to be used in connection with its 2001 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (A) Exhibits Required by Item 601 of Regulation S-B

                                                      *Filed Herein or
                                                Incorporated by Reference
               Exhibit                                  from Exhibit
               -------                           -------------------------
  (3)   (a) Certificate of Incorporation, as        3(a) 1989 Form 10-K
             Amended, through June 6, 1989
        (b) Articles of Amendment to                3(b) 1989 Form 10-K
             Certificate of Incorporation
             dated June 7, 1989
        (c) Articles of Amendment to                3(c) 1993 Form 10-KSB
             Certificate of Incorporation
             dated May 21, 1993
        (d) Bylaws, as Amended, through             3(b) June 30, 1989
             date hereof                                 Form 10-Q

 (21)   Subsidiaries of the Registrant                        *

 (B)  Reports on Form 8-K

       The Company filed no reports on Form 8-K during the quarter ended
        December 31, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Southern Investors Service Company, Inc.:

We have audited the accompanying consolidated balance sheet of Southern Investors Service Company, Inc. (a Delaware Corporation), and subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of income (loss), changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Investors Service Company, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The Company's cash flow from operations has not been adequate to meet the Company's obligations for the past several years. As of December 31, 2000, the Company had sold substantially all of its operating assets and still has a deficit in stockholders' equity. As described in Note 1 to the Consolidated Financial Statements, even though the Company has restructured certain indebtedness in the last several years, and sold substantially all of its operating assets, it continues to be delinquent on $4,811,000 of debt. There can be no assurance the Company will be able to settle or restructure its debts and obligations with its existing assets or realize the carrying amount of its remaining noncash assets. These factors raise substantial doubt about the Company's ability to continue as a going concern and to realize the carrying amount of its assets. Management is currently reviewing options in regard to these matters as described in Note 1 to the Consolidated Financial Statements. There can be no assurance that actual events will occur in accordance with any of the options management is currently reviewing. The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.



                                                Arthur Andersen LLP

Houston, Texas
March 16, 2001

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000
                            (Thousands of Dollars)


ASSETS
------

CASH                                                       $  2,334
EQUITY IN REAL ESTATE JOINT VENTURES, NET                       286
NOTES RECEIVABLE AND OTHER ASSETS                               104
                                                           --------
       Total assets                                        $  2,724
                                                           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
  Notes payable, including $4,811 matured                  $  4,935
  Accounts payable and accrued expenses                       2,591
                                                           --------
       Total liabilities                                      7,526
                                                           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
     shares authorized, none issued                             ---
  Common stock, $1 par, 10,000,000 shares authorized,
     3,281,331 shares issued                                  3,281
  Additional paid-in capital                                  3,031
  Retained deficit                                          (10,988)
  Less treasury stock, 112,402 shares, at cost                 (126)
                                                           --------
       Total stockholders' deficit                           (4,802)
                                                           --------

       Total liabilities and stockholders' deficit         $  2,724
                                                           ========




        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               (Thousands of Dollars, Except Per Share Amounts)

                                                              Year Ended December 31,
                                                             -------------------------
                                                                2000          1999
                                                             ----------    ----------
RESORT REVENUES                                              $    1,039    $    2,352

REAL ESTATE REVENUES, NET                                            42           178
                                                             ----------    ----------
                                                                  1,081         2,530
                                                             ----------    ----------

RESORT OPERATING EXPENSES                                           967         2,598

OTHER OPERATING EXPENSES                                            151           102
                                                             ----------    ----------
                                                                  1,118         2,700
                                                             ----------    ----------

LOSS FROM OPERATIONS                                               ( 37)         (170)

INTEREST INCOME                                                     100            24

INTEREST EXPENSE                                                   (364)        ( 381)

GAIN FROM SALE OF RESORT OPERATIONS                                 755           ---
                                                             ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY GAINS                                           454         ( 527)

INCOME TAXES                                                        ---           ---
                                                             ----------    ----------

INCOME (LOSS) BEFORE EXTRAORDINARY
  GAINS                                                             454          (527)

EXTRAORDINARY GAINS ON DEBT SETTLEMENTS
  (Net of tax provision and operating loss carryforward
  realization of $39 in 1999)                                       ---           116
                                                             ----------    ----------

NET INCOME (LOSS)                                            $      454        ($ 411)
                                                             ==========    ==========

INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary gains                        $0.14       ($ 0.17)
                                                             ==========    ==========

  Net Income (loss)                                               $0.14       ($ 0.13)
                                                             ==========    ==========

AVERAGE NUMBER OF SHARES OUTSTANDING                          3,168,929     3,168,929
                                                             ==========    ==========

       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                            (Thousands of Dollars)




                                   Common Stock       Additional
                                ------------------     Paid-In     Retained    Treasury
                                 Shares     Amount     Capital      Deficit      Stock
                                ---------   ------   ----------   ---------   ---------

BALANCE, December 31, 1998      3,281,331   $3,281       $3,031   ($11,031)      ($126)
       Net Income (loss)               --       --           --       (411)         --
                                ---------   ------       ------   --------       -----

BALANCE, December 31, 1999      3,281,331    3,281        3,031    (11,442)       (126)
       Net Income (loss)               --       --           --        454          --
                                ---------   ------       ------   --------       -----

BALANCE, December 31, 2000      3,281,331   $3,281       $3,031   ($10,988)      ($126)
                                =========   ======       ======   ========       =====




       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)



                                                                 Year Ended December 31,
                                                                 -----------------------

                                                                      2000      1999
                                                                     ------    ------
Cash flows from operating activities:
  Net income (loss)                                                 $  454     ($411)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Extraordinary gains on debt settlements                          ---      (116)
      Valuation allowance for equity in real estate
        joint ventures                                                  75       ---
      Distribution from real estate joint ventures, net                ---       146
      Gain from sale of real estate and joint venture interests        ---       (12)
      Gain from sale of resort development                            (755)      ---
      Depreciation and amortization                                     66       190
  Change in assets and liabilities:
      Investments in resort development held for sale, net            (302)     (161)
      Decrease (increase) in notes receivable and other assets         351       (98)
      Decrease (increase) in accounts payable and accrued expenses    (131)      261
                                                                    ------    ------
          Net cash used in operating activities                       (242)     (201)

Cash flows from investing activities:
      Proceeds from sale of resort development and investments       3,155        12
                                                                    ------    ------
          Net cash provided by investing activities                  3,155        12

Cash flows from financing activities:
      Borrowings on notes payable                                      141       321
      Payments on notes payable                                       (789)     (104)
                                                                    ------    ------
          Net cash provided by (used in) financing activities         (648)      217

Net increase in cash                                                 2,265        28
Beginning cash                                                          69        41
                                                                    ------    ------
Ending cash                                                         $2,334    $   69
                                                                    ======    ======


       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  CURRENT BUSINESS CONDITIONS

     Southern Investors Service Company, Inc., (the Company) was incorporated under the laws of the State of Delaware in 1972. Prior to 1990, the Company was engaged in the ownership and development of real estate primarily in the Houston, Texas area. The operations of the Company were significantly reduced during 1990, as a result of various debt settlements with lenders and other creditors. These settlements resulted in the transfer of substantially all of the Company's holdings to its creditors. The Company's operations since 1990 have been primarily limited to attempts to settle or restructure the Company's remaining liabilities. During 1998 and prior years, the Company's operations included the management of residential developments and two office buildings owned by others. During 1998, the majority of these residential projects were sold by the owners and therefore the Company no longer is managing these projects. Effective January 1, 1999, the Company ceased all management activity and all employees related to this activity were terminated. Since then, the Company's primary activity has been the operation of a resort property in west Texas known as Lajitas located in the Big Bend region in Texas (Lajitas).

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

The sale of Lajitas included the sale of the capital stock of Lajitas Utility Co., Inc., ("Lajitas Utility"), a company which provides water and related utility services to the resort town. The Lajitas Utility facilities were in need of certain repairs and improvements which were ordered by regulatory agencies. The transfer of the capital stock of Lajitas Utility was also subject to the approval of the regulatory agency. Subsequent to the auction, the estimated costs of these repairs increased and as a result the Company and the buyer entered into a series of discussions in order to resolve this matter and to obtain the necessary approvals. As a result of these negotiations, the Company agreed to a reduction in the purchase price of $400,000. The sale of the Lajitas property closed on May 2, 2000. The Company realized a gain on the sale of Lajitas of $755,000 and received net cash proceeds of approximately
$2.4 million, after the payment of a mortgage note related to the property sold.

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


                                          Year Ended December  31,
                                         --------------------------
                                             2000           1999
                                           ---------      --------

Revenues                                  $    42       $   178
Loss before extraordinary items             ($401)        ($243)
Basic and diluted loss per share
  before extraordinary items                ($.11)        ($.08)


CONTINUED OPERATIONS

     The Company will attempt to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,811,000 has matured and is currently due, and to realize the carrying amount of its remaining noncash assets. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its remaining noncash assets. Management is currently reviewing possible options to settle the Company's existing liabilities with its available resources. These options include, but are not limited to, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

LIABILITY SETTLEMENTS

     During 1999, the Company settled a note payable with an outstanding balance of $175,000 for a cash payment of $59,000 and recorded an extraordinary gain of $116,000.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Income and expenses are recorded on the accrual basis of accounting, and all significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company records its investment in real estate joint ventures in which its ownership equals or exceeds 20% but is 50% or less and which the Company does not control on the equity method. Those ventures in which the Company's ownership is less than 20% are carried at cost unless the Company exercises significant influence.

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and notes receivable approximate fair value due to relatively short maturities. It was not practicable to estimate the fair value of debt and related accrued interest as significant amounts of debt have matured or will mature during 2001. The Company is in the process of negotiating with lenders to settle debt for cash payments or transfer of other assets at substantially less than amounts due.

  INCOME (LOSS) PER COMMON SHARE

     Income (loss) per common share was computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) issued by the Financial Accounting Standards Board during 1997.

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

(3)  EQUITY IN REAL ESTATE JOINT VENTURES

     The Company has investments in two ventures accounted for on the cost method. These ventures had a book value of $286,000 as of December 31, 2000.

Management continues to monitor the impact of changes in economic conditions to determine the effect on the carrying value of its equity in real estate joint ventures in accordance with SFAS No. 121. The effect of any significant changes will be reported in income in the period such effect can be reasonably estimated. During 2000, the Company provided an allowance of $75,000. If the Company were to sell or dispose of its investments in real estate joint ventures because the Company is not able to continue as a going concern, such sales or dispositions may be significantly less than the current carrying amount of its investments in real estate joint ventures.


(4)  FEDERAL INCOME TAXES

     The estimated tax effect of temporary differences and tax attributes representing deferred tax liabilities and assets is summarized as follows:

                                                       December 31,
--------------------------------------------------------------------------------
(Thousands of Dollars)                                    2000
--------------------------------------------------------------------------------

Tax benefits due to:
  Tax loss carryforwards                                 $  7,982
  Other                                                       (54)
                                                         --------
  Gross deferred tax asset                                  7,928
Deferred tax liability due to:
  Basis difference in investment joint ventures            (1,161)
                                                         --------
  Net deferred tax asset                                    6,767
  Less-Valuation allowance                                 (6,767)
                                                         --------
                                                         $    ---
                                                         ========

The Company estimates that as of December 31, 2000, its loss carryforward for federal income tax reporting purposes, was approximately $23.4 million, of which approximately $2.9 million was a capital loss carryforward. The capital loss carryforward will begin to expire in 2002. The operating loss carryforward will begin to expire in 2003. The tax benefit of the operating loss carryforward has been recognized as a reduction of the deferred taxes provided on temporary differences which are expected to reverse during the carryforward period. The valuation allowance as of December 31, 2000 totaled $6,767,000, a decrease of approximately $437,000 from December 31, 1999, primarily as the result of the sale of Lajitas.

A reconciliation of the provision (benefit) for federal income tax at the statutory rate to the effective rate for financial reporting is as follows:



                                                             Year Ended December 31,
----------------------------------------------------------------------------------------------
(Thousands of Dollars)                                     2000                  1999
-----------------------------------------------------------------------------------------------

Tax provision (benefit) at statutory rate              $154      34%        ($140)      34%
Utilization of net operating loss carryforward        ($154)    (34%)         ---      ---
Unrecognized tax benefit                                ---     ---           140      (34%)
                                                      ------   -----        -----     -----
Tax provision (benefit) for financial reporting       $ ---      00%        $ ---       00%
                                                      ======   =====        =====     =====


No taxes were paid during 2000 or 1999.

In October 1986, the Tax Reform Act of 1986 (the Act) was passed. The Act substantially changed the rules regarding the availability of a corporation's operating loss carryforward following a significant change of ownership. Under most circumstances, the limitations on the use of the operating loss carryforward are imposed if the equity ownership of a corporation's 5% stockholders increases by more than 50% over the lowest percentage of equity ownership of such stockholders during the three year period prior to the date of the ownership change. No change of ownership had occurred through December 31, 2000. The Taxpayer Relief Act of 1997, extended the net operating loss carryforward period from 15 to 20 years.


(5) NOTES PAYABLE AND OTHER DEBT

    NOTES PAYABLE

The Company's notes payable are summarized as follows:


                                                             December 31,
-----------------------------------------------------------------------------
(Thousands of Dollars)                                          2000
-----------------------------------------------------------------------------
 Matured notes, bearing interest at rates ranging
   from 6% to 10%                                              1,371

 Matured notes issued to various debenture holders,
  bearing interest at 6% (See Note 7)                          3,440

 Notes payable to Walter M. Mischer, due in 2001 (See Note 7)    124
                                                               -----
                                                               4,935
                                                               =====

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

As of December 31, 2000, the Company was delinquent on principal and interest payments of $4,811,000 and $2,475,000, respectively, on its notes payable.

As of December 31, 2000, the Company had not received any notices of default or acceleration from any of its lenders.

Interest paid on the consolidated indebtedness during the years ended December 31, 2000 and 1999 was $246,000 and $15,000, respectively.

(6)  COMMITMENTS AND CONTINGENCIES

     If the Company, in the light of its present circumstances, were required to make substantial cash expenditures in connection with future lawsuits and other claims, such expenditures might have a material adverse effect on the Company's consolidated financial position and might affect the Company's ability to continue as a going concern.

(7)  RELATED PARTY TRANSACTIONS

     The Lajitas resort property was subject to a mortgage in the amount of $726,000, including accrued interest, in favor of Walter M. Mischer, Chairman of the Board and Chief Executive Officer of the Company. At closing of the sale of Lajitas, the Company used a portion of the proceeds to repay this indebtedness in order to remove the mortgage lien from the property and convey free and clear title to the buyer. As part of the property sold, the buyer purchased a portion of the employee housing at the resort previously owned by Mr. Mischer. Mr. Mischer agreed to provide such employee housing for Lajitas at a time when the Company was unable to finance its construction on acceptable terms. Mr. Mischer agreed to sell this housing to the Company for $237,000 which was the cost incurred by Mr. Mischer in connection with the construction.

The Company has no paid employees and during 2000 entered into a management agreement with a company affiliated with Walter M. Mischer to provide accounting and other administrative services and related office facilities and supplies. These services are provided for a fee of $1,000 per month and totaled $12,000 for 2000.

During 1996, the Company executed a note payable to Mr. Mischer which note is secured by receivables, is payable monthly as collections on the related receivables are received, and bears interest at the rate of 9%, with a final maturity of July 2001. During 2000 and 1999, the Company made principal payments of $65,000 and $46,000 in connection with this note. As of December 31, 2000, the outstanding principal balance was $124,000. During 1999, the Company executed an additional promissory note in the principal amount of $200,000 payable to Mr. Mischer. This note was secured by the Company's ownership interest in a real estate partnership, bore interest at 8% and was due March 31, 2000. During 1999, the Company borrowed $162,000 on this note, the proceeds of which were used to fund the auction expenses in connection with the proposed sale of Lajitas. The auction expenses were refunded to the Company at the closing of the Lajitas sale and accordingly the note was repaid.

During 1993, in connection with the restructure of the Company's debentures, the Company issued $3,440,000 in unsecured promissory notes to certain directors, stockholders and affiliates including notes to Mr. Mischer, Mr. Mischer, Jr., John D. Weil and John W. Storms, Trustee, in the aggregate principal amount of $2,995,000 to consolidate amounts due for the debentures held by them and accrued and unpaid interest. These notes bear interest at 6% compounded annually and were due October 2, 1996.

Mr. Mischer and Mr. Mischer, Jr. participate in real estate projects in the Houston area which may compete with the Company's projects.

During 1992 and 1987, Mr. Mischer purchased certain notes receivable held by the Company at face amount of $83,000 and $546,000, respectively. The Company is required at Mr. Mischer's election to repurchase, at par, any note with a payment more than 90 days delinquent. None of these notes have been repurchased through December 31, 2000.

In the opinion of the management of the Company, all of the transactions described above were effected on terms at least as favorable to the Company as those which could have been obtained from unaffiliated third parties.


(8)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following:

                                                   December 31,
--------------------------------------------------------------------------------
 (Thousands of Dollars)                                2000
--------------------------------------------------------------------------------

Trade accounts payable                                   29
Accrued interest payable                              2,475
Other accrued liabilities                                87
                                                     ------
                                                     $2,591
                                                     ======

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SOUTHERN INVESTORS SERVICE COMPANY, INC.

                           By:     WALTER M. MISCHER

                           /S/ WALTER M. MISCHER
                          _________________________________
                          Walter M. Mischer
                          Chairman of the Board
                          Chief Executive Officer

                          Date:  March 26, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ WALTER M. MISCHER                          Date:  March 26, 2001
-----------------------------------------
Walter M. Mischer
Chairman of the Board and
Chief Executive Officer
Director


/S/ WALTER M. MISCHER, JR.                     Date:  March 26, 2001
-----------------------------------------
Walter M. Mischer, Jr.
President and Director
Chief Operating Officer


/S/ ERIC SCHUMANN                              Date:  March 26, 2001
------------------------------------------
Eric Schumann
Senior Vice President - Finance
Principal Financial and Accounting Officer


/S/ JOHN D. WEIL                               Date:  March 26, 2001
------------------------------------------
John D. Weil
Director

                               INDEX TO EXHIBITS
                       BY PAGE IN SEQUENTIAL NUMBER COPY



Document or Exhibit                                          Page No.
--------------------------------------------------------------------------------

Exhibit 21   Subsidiaries of the Registrant ..................    31