Form 10QSB
period 2001-03-31
SOUTHERN INVESTORS SERVICE CO INC
filed 2001-05-15
CIK 66849

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB




(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from          to

                         Commission file number 04863

                   Southern Investors Service Company, Inc.
--------------------------------------------------------------------------------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of May 4, 2001, Common Stock $1.00 Par Value

Transitional Small Business Disclosure Format (Check One):
 Yes [_]; No [X]

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2001
                            (Thousands of Dollars)
                                  (Unaudited)

ASSETS

 CASH                                                    $  2,349
 EQUITY IN REAL ESTATE JOINT VENTURES, NET                    286
 NOTES RECEIVABLE AND OTHER ASSETS                             79
                                                         --------
                                                         $  2,714
                                                         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
 Notes payable                                           $  4,935
 Accounts payable and accrued expenses                      2,634
                                                         --------
   Total liabilities                                        7,569
                                                         --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $1 par, 1,000,000
  shares authorized, none issued                              --
 Common stock, $1 par, 10,000,000 shares authorized,
  3,281,331 shares issued                                   3,281
 Additional paid-in capital                                 3,031
 Retained deficit                                         (11,041)
 Less treasury stock, 112,402 shares, at cost                (126)
                                                         --------
  Total stockholders' deficit                              (4,855)
                                                         --------
                                                         $  2,714
                                                         ========

        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF (LOSS)

                            (Thousands of Dollars)
                                   (Unaudited)

                                Three months ended March 31,
                                ----------------------------
                                    2001          2000
                                    ----          ----

RESORT REVENUES                    $ ---         $  775

OTHER REVENUES                        28              9
                               ---------      ---------

                                      28            778
                               ---------      ---------

RESORT OPERATING EXPENSES            ---            710


OTHER OPERATING EXPENSES              30             54
                               ---------      ---------

                                      30            764
                               ---------      ---------

(LOSS) INCOME FROM OPERATIONS         (2)            14

INTEREST INCOME                       32              6

INTEREST EXPENSE                     (83)          (102)
                               ---------      ---------

NET (LOSS)                     $     (53)     $     (82)
                               =========      =========

(LOSS) PER COMMON SHARE        $    (.02)     $    (.03)
                               =========      =========
AVERAGE NUMBER OF
 SHARES OUTSTANDING            3,168,929      3,168,929
                               =========      =========

       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Thousands of Dollars)
                                  (Unaudited)


                                                  Three Months
                                                 Ended March 31,
                                                -----------------
                                                  2001      2000
                                                -------    ------
Cash flows from operating activities:
  Net (loss)                                    $  (53)   $  (82)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
  Depreciation and amortization                    ---        48
  Change in assets and liabilities:
    Investments in resort development              ---        (6)
    Decrease (increase) in notes receivable
     and other assets                               25      (127)
    Increase in accounts payable, accrued
      expenses and other                            43       160
                                                ------    ------
        Net cash provided by (used in)
         operating activities                       15        (7)
                                                ------    ------
Cash flows from financing activities:
  Borrowings on notes payable, net                 ---        93
                                                ------    ------
Net increase in cash                                15        86
Beginning cash                                   2,334        69
                                                ------    ------
Ending cash                                     $2,349    $  155
                                                ======    ======

       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

(1)  HISTORICAL AND CURRENT BUSINESS CONDITIONS

     Southern Investors Service Company, Inc., (the Company) was incorporated under the laws of the State of Delaware in 1972. Prior to 1990, the Company was engaged in the ownership and development of real estate primarily in the Houston, Texas area. The operations of the Company were significantly reduced during 1990, as a result of various debt settlements with lenders and other creditors. These settlements resulted in the transfer of substantially all of the Company's holdings to its creditors. The Company's operations since 1990 have been primarily limited to attempts to settle or restructure the Company's remaining liabilities. During 1998 and prior years, the Company's operations included the management of residential developments and two office buildings owned by others. During 1998, the majority of these residential projects were sold by the owners and therefore the Company no longer is managing these projects. Effective January 1, 1999, the Company ceased all management activity and all employees related to this activity were terminated. Until May of 2000, the Company's primary activity had been the operation of a resort property in west Texas known as Lajitas located in the Big Bend region in Texas (Lajitas).

     Although there were sporadic efforts to sell Lajitas prior to 1999, only a few potential buyers ever seriously examined the property or conducted any due diligence. With debt of more than $4,780,000 that had matured and was currently due, the Company determined in late 1999 that the sale of Lajitas, its sole remaining operating asset, would facilitate the Company's ability to settle its existing liabilities most favorably. The Company's decision to sell Lajitas at that time was also influenced by its perception that a strong marketplace favored sellers of specialty properties. After considering the efficacy of the Company's past efforts and reviewing sales of other specialty properties, the Company determined that the best alternative would be to sell the property through an auction process. As a result, the Company retained the National Auction Group, Inc., (National Auction) to conduct an auction of Lajitas. The auction was conducted on February 24, 2000 and the sale of the Lajitas property closed on May 2, 2000. During 2000, the Company realized a gain on the sale of Lajitas of $755,000 and received net cash proceeds of approximately $2.4 million, after the payment of a mortgage note related to the property sold.

CONTINUED OPERATIONS

     The Company will attempt to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,819,000 has matured and is currently due, and to realize the carrying amount of its remaining noncash assets. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its remaining noncash assets. Management is currently reviewing possible options to settle the Company's existing liabilities with its available resources. These options include, but are not limited to, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS

  The net (loss) for the first three months of 2001 was ($53,000) or ($.02) per share compared to a net (loss) of ($82,000) or ($.03) per share during the first quarter of 2000.

  There were no resort revenues and expenses during 2001, due to the sale of the property during May 2000.

  The increase in other revenues is due to the recognition of $28,000 of previously deferred profit from the sales of residential lots.

  The decrease in other expenses is due to a decrease in legal and professional fees.

  The increase in interest income is due to the investment of the cash proceeds from the sale of Lajitas.

  The decrease in interest expense is due to the repayment of certain notes payable in connection with the sale of Lajitas.

OPERATIONS, LIQUIDITY AND CAPITAL REVENUES AND UNCERTAINTIES

  The Company will attempt to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,819,000 has matured and is currently due, and to realize the carrying amount of its remaining assets. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its remaining noncash assets. Management is currently reviewing possible options to settle the Company's existing liabilities with its available resources. These options include, but are not limited to, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SOUTHERN INVESTORS SERVICE COMPANY, INC.



                          /s/ Walter M. Mischer, Jr.
                          ------------------------------------------
                          WALTER M. MISCHER, JR.
                          President - Principal Executive Officer





                          /s/ Eric Schumann
                          -------------------------------------------
                          ERIC SCHUMANN
                          Senior Vice President - Finance
                          Principal Financial and Accounting Officer



                          DATE:      May 11, 2001