Form 10QSB
period 2001-06-30
SOUTHERN INVESTORS SERVICE CO INC
filed 2001-08-13
CIK 66849

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT

     For the transition period from  _______________ to ________________

                         Commission file number 04863

                   Southern Investors Service Company, Inc.
                   ----------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Delaware                                74-1223691
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

    2727 North Loop West, Suite 200,                   77008
            Houston, Texas                           (Zip Code)
(Address of principal executive offices)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ______ No ________

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 shares as of August 10, 2001, Common Stock $1.00 Par Value

Transitional Small Business Disclosure Format (Check One):
 Yes [ ]   No [X]

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2001
                             (Thousands of Dollars)
                                  (Unaudited)

ASSETS
------

CASH                                                       $  2,303
EQUITY IN REAL ESTATE JOINT VENTURES, NET                       286
NOTES RECEIVABLE AND OTHER ASSETS                                58
                                                           --------
                                                           $  2,647
                                                           ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
  Notes payable                                            $  4,923
  Accounts payable and accrued expenses                       2,702
                                                           --------
    Total liabilities                                         7,625
                                                           --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
    shares authorized, none issued                               --
  Common stock, $1 par, 10,000,000 shares authorized,
    3,281,331 shares issued                                   3,281
  Additional paid-in capital                                  3,031
  Retained deficit                                          (11,164)
  Less treasury stock, 112,402 shares, at cost                 (126)
                                                           --------
    Total stockholders' deficit                              (4,978)
                                                           --------
                                                           $  2,647
                                                           ========

        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                            (Thousands of Dollars)
                                  (Unaudited)


                                                  Three Months Ended           Six Months Ended
                                                       June  30,                   June 30,
                                                 --------------------      ---------------------
                                                  2001          2000        2001           2000
                                                 ------        ------      ------         ------
RESORT REVENUES                                  $  ---         $ 264    $   ---          $1,039
OTHER REVENUES                                        2             7          30             10
                                              ---------     ---------   ---------      ---------
                                                      2           271          30           1049
                                              ---------     ---------   ---------      ---------
RESORT OPERATING EXPENSES                           ---           257         ---            967
OTHER OPERATING EXPENSES                             66            53          96            107
                                              ---------     ---------   ---------      ---------
                                                     66           310          96          1,074
                                              ---------     ---------   ---------      ---------
(LOSS) FROM OPERATIONS                              (64)          (39)        (66)           (25)
INTEREST EXPENSE                                    (84)          (91)       (167)          (193)
INTEREST INCOME                                      25            24          57             30
GAIN ON SALE OF RESORT OPERATIONS                   ---           755         ---            755
                                              ---------     ---------   ---------      ---------
NET (LOSS) INCOME                                 ($123)        $ 649       ($176)        $  567
                                              =========     =========   =========      =========
(LOSS) INCOME PER COMMON SHARE                    ($.04)        $ .20       ($.06)        $  .18
                                              =========     =========   =========      =========
AVERAGE NUMBER OF SHARES OUTSTANDING          3,168,929     3,168,929   3,168,929      3,168,929
                                              =========     =========   =========      =========

        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Thousands of Dollars)
                                  (Unaudited)

                                                                 Six Months
                                                                Ended June 30,
                                                               ---------------
                                                                2001     2000
                                                               ------   ------
Cash flows from operating activities:
  Net (loss) income                                            ($176)   $  567
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
     Gain from sale of resort development                        ---      (755)
     Depreciation and amortization                               ---        66
     Recognition of deferred profit                              (28)      ---
  Change in assets and liabilities:
    Resort development, net                                      ---      (302)
    Decrease in accounts receivable and other assets              74       301
    Increase (decrease) in accounts payable, accrued
     expenses and other                                          111      (190)
                                                              ------    ------
       Net cash (used in) operating activities                   (19)     (313)
                                                              ------    ------
Cash flows from investing activities:
  Proceeds from sale of resort development, net                  ---     3,155
                                                              ------    ------
Cash flows from financing activities:
  Payments on notes payable, net                                 (12)     (647)
                                                              ------    ------
Net (decrease) increase in cash                                  (31)    2,195

Beginning cash                                                 2,334        69
                                                              ------    ------
Ending cash                                                   $2,303    $2,264
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

CONTINUED OPERATIONS

     The Company will attempt to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,827,000 has matured and is currently due, and to realize the carrying amount of its remaining noncash assets. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its remaining noncash assets. In addition, the Company's operating income is not sufficient to meet its current expenses, including interest. Management is currently reviewing possible options to settle the Company's existing liabilities with its available resources. These options include, but are not limited to, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS

  The net (loss) for the first six months of 2001 was ($176,000) or ($.04) per share compared to a net income of $567,000 or $.18 per share during the first six months of 2000.

There were no resort revenues and expenses during 2001, due to the sale of the property during May 2000. The sale resulted in a gain of $755,000.

The increase in other revenues for the six months ended June 30, 2001, is due to the recognition of $28,000 of previously deferred profit from the sales of residential lots.

The increase in interest income is due to the investment of the cash proceeds from the sale of Lajitas.

The decrease in interest expense is due to the repayment of certain notes payable in connection with the sale of Lajitas.

OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES AND UNCERTAINTIES

     The Company will attempt to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,827,000 has matured and is currently due, and to realize the carrying amount of its remaining assets. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its remaining noncash assets. In addition, the Company's operating income is not sufficient to meet its current expenses, including interest. Management is currently reviewing possible options to settle the Company's existing liabilities with its available resources. These options include, but are not limited to, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

FORWARD LOOKING STATEMENTS

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

None

ITEM 3.   Default upon Senior Securities

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 16, 2001, at which time the stockholders elected the Company's directors and ratified the appointment of Arthur Andersen LLP independent public accountants for the Company for the year ending December 31, 2001. The results were as follows:

                                        Against/              Broker
                               For      Withheld   Abstain   Non-Votes
                            ---------   --------   -------   ---------
Directors:

Walter M. Mischer, Sr.      2,281,594          -         -           -

Walter M. Mischer, Jr.      2,281,594          -         -           -

John D. Weil                2,281,594          -         -           -

Accountants                 2,281,594          -         -           -

ITEM 5.   Other Information

None

ITEM 6.   Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SOUTHERN INVESTORS SERVICE COMPANY, INC.


                           /s/ Walter M. Mischer, Jr.
                          -----------------------------------------
                          WALTER M. MISCHER, JR.
                          President - Principal Executive Officer
                          Date:  August 13, 2001



                           /s/ Eric Schumann
                          -------------------------------------------
                          ERIC SCHUMANN
                          Senior Vice President - Finance
                          Principal Financial and Accounting Officer
                          Date:  August 13, 2001