Form 10QSB
period 2001-09-30
SOUTHERN INVESTORS SERVICE CO INC
filed 2001-11-13
CIK 66849

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 2001

[_}  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT

For the transition period from ________________ to ________________

                         Commission file number 04863

                    Southern Investors Service Company, Inc.
                    ----------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Delaware                                 74-1223691
-------------------------------------   ------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

2727 North Loop West, Suite 200, Houston, Texas            77008
-----------------------------------------------        ------------
   (Address of principal executive offices)              (Zip Code)

                                (713) 869-7800
                           Issuer's telephone number


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  [X]   No
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 shares of Common Stock $1.00 Par Value, per share, as of November 12, 2001.

Transitional Small Business Disclosure Format (Check One):
 Yes       No  [X]
    ------   ------

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                             (Thousands of Dollars)
                                  (Unaudited)


ASSETS

CASH                                                       $  2,309
EQUITY IN REAL ESTATE JOINT VENTURES, NET                       286
NOTES RECEIVABLE AND OTHER ASSETS                                19
                                                           --------
                                                           $  2,614
                                                           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
 Notes payable                                             $  4,897
 Accounts payable and accrued expenses                        2,778
                                                           --------
    Total liabilities                                         7,675
                                                           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
    shares authorized, none issued                              ---
  Common stock, $1 par, 10,000,000 shares authorized,
    3,281,331 shares issued                                   3,281
  Additional paid-in capital                                  3,031
  Retained deficit                                          (11,247)
 Less treasury stock, 112,402 shares, at cost                  (126)
                                                           --------
  Total stockholders' deficit                                (5,061)
                                                           --------
                                                           $  2,614
                                                           ========

        The accompanying notes are an integral part of this statement.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                                          Three Months Ended          Nine Months Ended
                                            September  30,              September  30,
                                       ----------------------        --------------------
                                         2001            2000          2001          2000
                                       ------          ------        ------        ------
RESORT REVENUES                        $  ---          $  ---        $  ---        $1,039

OTHER REVENUES                            ---              24            30            34
                                       ------          ------        ------        ------
                                          ---              24            30         1,073
                                       ------          ------        ------        ------

RESORT OPERATING EXPENSES                 ---             ---           ---           967

OTHER OPERATING EXPENSES                   26              23           122           130
                                       ------          ------        ------        ------
                                           26              23           122         1,097
                                       ------          ------        ------        ------

(LOSS) INCOME FROM OPERATIONS             (26)              1           (92)          (24)

INTEREST EXPENSE                          (75)            (85)         (242)         (279)

INTEREST INCOME                            18              32            75            62

GAIN ON SALE OF RESORT
  OPERATIONS                              ---             ---           ---           755

NET (LOSS) INCOME                      $  (83)         $  (52)       $ (259)       $  514
                                       ======          ======        ======        ======

(LOSS) INCOME
 PER COMMON SHARE                      $ (.03)         $ (.02)       $ (.08)       $  .16
                                       ======          ======        ======        ======

AVERAGE NUMBER OF
 SHARES OUTSTANDING                   3,168,929      3,168,929     3,168,929    3,168,929
                                      =========      =========     =========    =========

       The accompanying notes are an integral part of these statements.

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                 Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                               2001        2000
                                                             --------    -------
Cash flows from operating activities:
 Net (loss) income                                             $ (259)   $  514
 Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
    Gain from sale of resort development                          ---      (755)
    Depreciation and amortization                                 ---        66
    Recognition of deferred profit                                (28)      ---
 Change in assets and liabilities:
   Resort development, net                                        ---      (302)
   Decrease in accounts receivable and other assets               113       334
   Increase (decrease) in accounts payable, accrued
    expenses and other                                            187      (124)
                                                               ------    ------
      Net cash provided by (used in) operating activities          13      (267)
                                                               ------    ------
Cash flows from investing activities:
  Proceeds from sale of resort development, net                   ---     3,155
                                                               ------    ------
Cash flows from financing activities:
 Payments on notes payable, net                                   (38)     (650)
                                                               ------    ------

Net (decrease) increase in cash                                   (25)    2,238

Beginning cash                                                  2,334        69
                                                               ------    ------

Ending cash                                                    $2,309    $2,307
                                                               ======    ======
Interest paid in cash                                          $    8    $  243
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

Although there were sporadic efforts to sell Lajitas prior to 1999, only a few potential buyers ever seriously examined the property or conducted any due diligence. With debt of more than $4,780,000 that had matured and was currently due, the Company determined in late 1999 that the sale of Lajitas, its sole remaining operating asset, would facilitate the Company's ability to settle its existing liabilities most favorably. The Company's decision to sell Lajitas at that time was also influenced by its perception that a strong marketplace favored sellers of specialty properties. After considering the efficacy of the Company's past efforts and reviewing sales of other specialty properties, the Company determined that the best alternative would be to sell the property through an auction process. As a result, the Company retained the National Auction Group, Inc., (National Auction) to conduct an auction of Lajitas. The auction was conducted on February 24, 2000, and the sale of the Lajitas property closed on May 2, 2000. During 2000, the Company realized a gain on the sale of Lajitas of $755,000 and received net cash proceeds of approximately $2.4 million, after the payment of a mortgage note related to the property sold.

CONTINUED OPERATIONS

     The Company will attempt to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,825,000 has matured and is currently due, and to realize the carrying amount of its remaining noncash assets. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its remaining noncash assets. In addition, the Company's operating income is not sufficient to meet its current expenses, including interest. Management is currently reviewing possible options to settle the Company's existing liabilities with its available resources. These options include, but are not limited to, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the significant accounting policies included in the notes to the Company's latest annual report on Form 10-KSB. These consolidated financial statements should be read in conjunction with those notes.

(3)  RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued August 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets by requiring that one accounting model be used for assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The statement is effective for fiscal years beginning after December 15, 2001. The Company will adopt this pronouncement in the first quarter of 2002 and does not expect adoption to have a material impact on the Company's results of operations or financial position.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS

     The net (loss) for the first nine months of 2001 was ($259,000) or ($.08) per share compared to a net income of $514,000 or $.16 per share during the first nine months of 2000.

There were no resort revenues and expenses during the first nine months of 2001, due to the sale of the Lajitas property during May 2000. The sale resulted in a gain of $755,000.

The increase in interest income is due to the investment of the cash proceeds from the sale of Lajitas.

The decrease in interest expense is due primarily to the repayment of certain notes payable in connection with the sale of Lajitas during 2000. In addition, the Company has made payments of $38,000 during 2001.

OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES AND UNCERTAINTIES

     The Company will attempt to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,825,000 has matured and is currently due, and to realize the carrying amount of its remaining assets. However, there can be no assurance the Company will be able to settle or restructure existing debt and realize the carrying amount of its remaining noncash assets. In addition, the Company's operating income is not sufficient to meet its current expenses, including interest. Management is currently reviewing possible options to settle the Company's existing liabilities with its available resources. These options include, but are not limited to, continued negotiations with various creditors to settle their accounts for cash payments at substantially less than the amount due, the settlement of liabilities through the transfer of assets to creditors in satisfaction of their claims and a possible plan under the U.S. Bankruptcy Code or possible liquidation of the Company. The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

None

ITEM 3.   Default upon Senior Securities

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

None

ITEM 5.   Other Information

     On October 17, 2001, John D. Weil resigned from the Company's Board of Directors (the "Board") as well as the Board's Audit Committee and its Compensation Committee. Eric M. Schumann, Senior Vice President - Finance, of the Company, has been appointed to fill the vacancies on the Board, the Audit Committee and the Compensation Committee resulting from Mr. Weil's resignation.

ITEM 6.   Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SOUTHERN INVESTORS SERVICE COMPANY, INC.



                           /s/ Walter M. Mischer, Jr.
                         -----------------------------------------
                         WALTER M. MISCHER, JR.
                         President - Principal Executive Officer
                         Date:  November 12, 2001





                           /s/ Eric Schumann
                         -------------------------------------------
                         ERIC SCHUMANN
                         Senior Vice President - Finance
                         Principal Financial and Accounting Officer
                         Date:  November 12, 2001