Form 10KSB40
period 2001-12-31
SOUTHERN INVESTORS SERVICE CO INC
filed 2002-04-01
CIK 66849

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)
  X     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934
(FEE REQUIRED)
For the fiscal year ended December 31, 2001

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)
For the transition period from to Commission file number 04863

                    SOUTHERN INVESTORS SERVICE COMPANY INC.
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

 Title of each class        Name of each exchange on which registered
________________________________________________________________________________
       None

Securities registered under Section 12(g) of the Exchange Act:

                            Common Stock $1.00  Par Value
________________________________________________________________________________
                               (Title of Class)

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

State issuer's revenues for its most recent fiscal year.  $31,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $0.00 as of March 28, 2002.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,168,929 shares, Common Stock $1.00 par value per share as of March 28, 2002

                      DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Company's proxy statement to be used in connection with the 2001 annual meeting is incorporated by reference into Part III.

Transitional Small Business Format (check one) Yes _____  No  X

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

     Southern Investors Service Company, Inc., (the Company), was incorporated under the laws of the State of Delaware in 1972. Prior to 1990, the Company was engaged in the ownership and development of real estate primarily in the Houston, Texas area. The operations of the Company were significantly reduced during 1990, as a result of various debt settlements with lenders and other creditors. These settlements resulted in the transfer of substantially all of the Company's holdings to its creditors. The Company's operations since 1990 have been limited to attempts to settle or restructure the Company's remaining liabilities. The Company's operations also included the management of residential developments and two office buildings owned by others. During 1998, the majority of these residential projects were sold by the owners and therefore the Company no longer is managing these projects. Effective January 1, 1999, the Company ceased all management activity and all employees related to this activity were terminated.

The Company determined in late 1999 that the sale of Lajitas (a resort property in west Texas), its sole remaining operating asset, would facilitate the Company's ability to settle its existing liabilities most favorably. As a result, the Company retained the National Auction Group, Inc., (National Auction) to conduct an auction of Lajitas. The auction was conducted on February 24, 2000 and the property was sold for $3,950,000. The sale of Lajitas included the sale of the capital stock of Lajitas Utility Co., Inc., (Lajitas Utility), a company which provides water and related utility services to the resort town. The Lajitas Utility facilities were in need of certain repairs and improvements, which were ordered by regulatory agencies. The transfer of the capital stock of Lajitas Utility was also subject to the approval of the regulatory agency. Subsequent to the auction, the estimated costs of these repairs increased and as a result, the Company and the buyer entered into a series of discussions in order to resolve this matter and to obtain the approvals necessary. As a result of these negotiations, the Company agreed to a reduction in the purchase price of $400,000. The sale of the Lajitas property closed on May 2, 2000. During 2000, the Company realized a gain on the sale of Lajitas of $755,000 and received net cash proceeds of approximately $2.4 million, after the payment of a mortgage note related to the property sold. See also Notes 1, 5 and 7 of the Notes to Financial Statements of the Company.

Continued Operations and Going Concern Matters

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,831,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company's existing debt was to file a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (Chapter 11) with
the United States Bankruptcy Court (Bankruptcy Court).   The Company currently
anticipates that it will file its voluntary petition during 2002 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company's remaining assets and the distribution of all the net proceeds therefrom to the Company's creditors. The Financial Statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at approximately their liquidation values and states the Company's liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The Financial Statements do not include any adjustments that might result form the outcome of this uncertainty. Accordingly, the Company believes that the equity of the

Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company's stockholders. The Company anticipates that it will take approximately nine months to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company's liquidation process.

Interest in Real Estate Joint Ventures

The Company has a 6.7% partnership interest in a ten-story office building located at 2707 North Loop West in Houston, Texas. The Company also has a 5% cash flow interest in a seven-story office building located at 2727 North Loop West, in Houston, Texas, where its corporate headquarters are located.

Employees

     The Company has no paid employees as of December 31, 2001. The Company's management is conducted pursuant to an oral management agreement with a company affiliated with the Chairman of the Board and Chief Executive Officer. The management agreement provides the Company accounting and other administrative services and related office facilities and supplies in exchange for a management fee paid by the Company in the amount of $1,000 per month.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's principal executive offices are located in northwest Houston and rent and other expenses are included in the oral management agreement discussed above. The Company also has a 5% cash flow interest in a seven-story office building located at 2727 North Loop West, in Houston, Texas, where its corporate headquarters are located. In addition, the Company has a 6.7% partnership interest in a ten-story office building located at 2707 North Loop West, in Houston, Texas. The Company has planned no significant additions to its properties for 2002.

ITEM 3.  LEGAL PROCEEDINGS

     The information with respect to legal proceedings is contained in Note 6 of the Notes to Financial Statements of the Company. The Company currently has no outstanding legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                 PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is not quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) system. According to National Quotation Bureau, Incorporated, the last reported price of the Company's common stock was $.0625 on June 18, 1993. There were no prices quoted after that date.

The approximate number of holders of record of the Company's stock as of March 26, 2002 was 502. No dividends have been paid by the Company since its inception and the Company has no plans to pay dividends in the foreseeable future.

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

Current Business Conditions, Operations, Certain Events and Uncertainties

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,831,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company's existing debt was to file a voluntary petition for relief under Chapter 11 with the Bankruptcy Court. The Company currently anticipates that it will file its voluntary petition during 2002 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company's remaining assets and the distribution of all the net proceeds therefrom to the Company creditors. The Financial Statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at approximately their liquidation values and states the Company's liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes that the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company's stockholders. The Company anticipates that it will take approximately nine months to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company's liquidation process.


Results of Operations

  The Company reported a net loss of ($327,000) for 2001 compared with a net income of $454,000 in 2000. The operations for 2000 include a gain of $755,000 from the sale of Lajitas, the Company's resort operations.

  Rentals and other income from the Company's resort in west Texas were approximately $1.0 million for the year ended December 31, 2000 prior to the resort's sale of Lajitas in May of 2000.

  Other revenues primarily include the recognition of previously deferred gross profits from the sale of real estate. The reduction in operating expenses is primarily due to a decrease in insurance expense.

  The decrease in interest income is primarily due to the lower interest rates during 2001. The decrease in interest expense during 2001 is due to lower note payable balances during the year.


Liquidity and Capital Resources

     As of December 31, 2001, the Company was delinquent on notes payable and other long-term debt of approximately $4,831,000 and interest payments of $2,770,000. As of December 31, 2001, the Company had recorded accounts payable and accrued expenses (including interest) and other liabilities of $2.8 million. Due to the sale of Lajitas, the Company has sufficient funds to pay its current general and administrative operating expenses; however, the Company is unable to repay its notes payable at the face amounts and the related accrued interest.

In assessing the Company's liquidity, the impact of income taxes has been considered. The Company does not expect its cash flow to be affected by income taxes in the foreseeable future because of its net operating loss carry forward. The Company's federal income taxes are disclosed in Note 4 of the Notes to Financial Statements of the Company.

The impact of inflation on the Company over the past several years has not been material.

No major additions to property, plant and equipment are currently anticipated.

ITEM 7.  FINANCIAL STATEMENTS

  The following financial statement data required pursuant to this item are included herein:

            Report of Independent Public Accountants

            Balance Sheet -
             December 31, 2001

            Statements of Income (Loss) for
             each of the Years Ended
             December 31, 2001 and 2000


             Statements of Changes in Stock-
              holders' Deficit for each of the Years
              Ended December 31, 2001 and 2000

            Consolidated Statements of Cash Flows for
             each of the Years Ended
             December 31, 2001 and 2000

            Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The information required by Item 9 is contained in the Company's proxy statement to be used in connection with its 2002 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by Item 10 is contained in the Company's proxy statement to be used in connection with its 2002 annual meeting of stockholders under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 is contained in the Company's proxy statement to be used in connection with its 2002 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is contained in the Company's proxy statement to be used in connection with its 2002 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (A) Exhibits Required by Item 601 of Regulation S-B

                                                          *Filed Herein or
                                                      Incorporated by Reference
                            Exhibit                         from Exhibit

    (3)      (a)   Certificate of Incorporation, as   3(a) 1989 Form 10-K
                   Amended, through June 6, 1989
             (b)   Articles of Amendment to           3(b) 1989 Form 10-K
                   Certificate of Incorporation
                   dated June 7, 1989
             (c)   Articles of Amendment to           3(c) 1993 Form 10-KSB
                   Certificate of Incorporation
                   dated May 21, 1993
             (d)   Bylaws, as Amended, through        3(d) June 30, 1989
                      date hereof                        Form 10-Q

    (99) Arthur Andersen LLP Letter                             *

  (B)  Reports on Form 8-K

       The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Southern Investors Service Company, Inc.:


We have audited the accompanying balance sheet of Southern Investors Service Company, Inc. (a Delaware Corporation) (the Company) as of December 31, 2001, and the related statements of income (loss), changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Investors Service Company, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The Company's cash flow from operations has not been adequate to meet the Company's obligations for the past several years. As of December 31, 2001, the Company had sold substantially all of its operating assets and continues to have a deficit in stockholders' equity. As described in Note 1 to the financial statements, even though the Company has restructured certain indebtedness in the last several years and sold substantially all of its operating assets, it continues to be delinquent on $4,831,000 of debt. These factors raise substantial doubt about the Company's ability to continue as a going concern. Also as described in Note 1 to the financial statements, on March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company's existing debt was to file a voluntary petition for relief under the bankruptcy laws. The Company currently anticipates filing a plan of liquidation during 2002.

The accompanying financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at approximately their liquidation values and states the Company's liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Arthur Andersen LLP

Houston, Texas
March 27, 2002

                   SOUTHERN INVESTORS SERVICE COMPANY, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 2001
                            (Thousands of Dollars)



ASSETS
------

CASH                                                         $2,242
EQUITY IN REAL ESTATE JOINT VENTURES, NET                       286
NOTES RECEIVABLE AND OTHER ASSETS                                25
                                                             ------
       Total assets                                          $2,553
                                                             ======

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
  Notes payable, matured                                   $  4,831
  Accounts payable and accrued expenses                       2,852
                                                           --------
       Total liabilities                                      7,683
                                                           ========

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
     shares authorized, none issued                             ---
  Common stock, $1 par, 10,000,000 shares authorized,
     3,281,331 shares issued                                  3,281
  Additional paid-in capital                                  3,031
  Retained deficit                                          (11,316)
  Less treasury stock, 112,402 shares, at cost                 (126)
                                                           --------
       Total stockholders' deficit                           (5,130)
                                                           --------
       Total liabilities and stockholders' deficit         $  2,553
                                                           ========



        The accompanying notes are an integral part of this statement.

                   SOUTHERN INVESTORS SERVICE COMPANY, INC.
                          STATEMENTS OF INCOME (LOSS)
               (Thousands of Dollars, Except Per Share Amounts)



                                          Year Ended December 31,
                                          -----------------------
                                            2001            2000
                                          -------        --------
RESORT REVENUES                           $       --    $    1,039

OTHER REVENUES                                    31            42
                                          ----------    ----------
                                                  31         1,081
                                          ----------    ----------
RESORT OPERATING EXPENSES                         --           967

OTHER OPERATING EXPENSES                         126           151
                                          ----------    ----------
                                                 126         1,118
                                          ----------    ----------
LOSS FROM OPERATIONS                            ( 95)         ( 37)

INTEREST INCOME                                   90           100

INTEREST EXPENSE                                (322)         (364)

GAIN FROM SALE OF RESORT OPERATIONS               --           755
                                          ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES               (327)          454

INCOME TAXES                                      --            --
                                          ----------    ----------
NET INCOME (LOSS)                         $     (327)   $      454
                                          ==========    ==========
BASIC AND DILUTED
INCOME (LOSS) PER COMMON SHARE            $    (0.10)   $     0.14
                                          ==========    ==========
AVERAGE NUMBER OF SHARES OUTSTANDING       3,168,929     3,168,929
                                          ==========    ==========





        The accompanying notes are an integral part of these statements.

                   SOUTHERN INVESTORS SERVICE COMPANY, INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                            (Thousands of Dollars)



                                   Common Stock      Additional
                                 -----------------    Paid-In     Retained    Treasury
                                 Shares     Amount    Capital      Deficit      Stock
                                 ------     ------   ---------   ---------    --------
BALANCE, December 31, 1999      3,281,331   $3,281       $3,031   ($11,442)      ($126)
       Net income                      --       --           --        454          --
                                ---------   ------       ------   --------       -----
BALANCE, December 31, 2000      3,281,331    3,281        3,031    (10,988)       (126)
       Net loss                        --       --           --       (327)         --
                                ---------   ------       ------   --------       -----
BALANCE, December 31, 2001      3,281,331   $3,281       $3.031   $(11,316)      $(126)
                                =========   ======       ======   ========       =====



       The accompanying notes are an integral part of these statements.

                   SOUTHERN INVESTORS SERVICE COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)


                                                                 Year Ended December 31,
                                                                 -----------------------
                                                                   2001           2000
                                                                 --------       --------
Cash flows from operating activities:
 Net (loss) income                                                ($327)       $  454
 Adjustments to reconcile net (loss) income
    to net cash provided by (used in) operating activities:
  Valuation allowance for equity in real estate
   joint ventures                                                   ---            75
  Gain from sale of resort development                              ---          (755)
  Depreciation and amortization                                     ---            66
 Change in assets and liabilities:
  Investments in resort development held for sale, net              ---          (302)
  Decrease in notes receivable and other assets                      79           351
  Increase (decrease) in accounts payable and accrued expenses      261          (131)
                                                                 ------        ------
     Net cash provided by (used in) operating activities             13          (242)

Cash flows from investing activities:
  Proceeds from sale of resort development and investments          ---         3,155
                                                                 ------        ------
     Net cash provided by investing activities                      ---         3,155

Cash flows from financing activities:
  Borrowings on notes payable                                       ---           141
  Payments on notes payable                                        (105)         (789)
                                                                 ------        ------
     Net cash used in financing activities                         (105)         (648)

Net (decrease) increase in cash                                    ( 92)        2,265
Beginning cash                                                    2,334            69
                                                                 ------        ------
Ending cash                                                      $2,242        $2,334
                                                                 ======        ======



        The accompanying notes are an integral part of these statements.

                   SOUTHERN INVESTORS SERVICE COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS


(1)  Current Business Conditions

     Southern Investors Service Company, Inc., (the Company), was incorporated under the laws of the State of Delaware in 1972. Prior to 1990, the Company was engaged in the ownership and development of real estate primarily in the Houston, Texas area. The operations of the Company were significantly reduced during 1990, as a result of various debt settlements with lenders and other creditors. These settlements resulted in the transfer of substantially all of the Company's holdings to its creditors. The Company's operations since 1990 have been limited to attempts to settle or restructure the Company's remaining liabilities. The Company's operations also included the management of residential developments and two office buildings owned by others. During 1998, the majority of these residential projects were sold by the owners and therefore the Company no longer is managing these projects. Effective January 1, 1999, the Company ceased all management activity and all employees related to this activity were terminated.

The Company determined in late 1999 that the sale of Lajitas (a resort property in west Texas), its sole remaining operating asset, would facilitate the Company's ability to settle its existing liabilities most favorably. As a result, the Company retained the National Auction Group, Inc., (National Auction) to conduct an auction of Lajitas. The auction was conducted on February 24, 2000 and the property was sold for $3,950,000. The sale of Lajitas included the sale of the capital stock of Lajitas Utility Co., Inc., ("Lajitas Utility"), a company which provides water and related utility services to the resort town. The Lajitas Utility facilities were in need of certain repairs and improvements which were ordered by regulatory agencies. The transfer of the capital stock of Lajitas Utility was also subject to the approval of a regulatory agency. Subsequent to the auction, the estimated costs of these repairs increased and as a result, the Company and the buyer entered into a series of discussions in order to resolve this matter and to obtain the approvals necessary. As a result of these negotiations, the Company agreed to a reduction in the purchase price of $400,000. The sale of the Lajitas property closed on May 2, 2000. During 2000, the Company realized a gain on the sale of Lajitas of $755,000 and received net cash proceeds of approximately $2.4 million, after the payment of a mortgage note related to the property sold. See also Notes 5 and 7.

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,831,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company's existing debt was to file a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (Chapter 11) with the United States Bankruptcy Court (Bankruptcy Court). The Company currently anticipates that it will file its voluntary petition with the Bankruptcy Court during 2002 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company's remaining assets and the distribution of all the net proceeds therefrom to the Company's creditors. These financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at approximately their liquidation values and states the Company's liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company's stockholders. The Company anticipates that it will take approximately nine months to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company's liquidation process.

(2)  Summary of Significant Accounting Policies

     Income and expenses are recorded on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The investments in real estate joint ventures in which the Company's ownership is less than 20% are carried at cost unless the Company exercises significant influence. The Company's most significant estimates and assumptions relate to evaluating its real estate joint ventures for impairment.

  INCOME TAXES

     Income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and notes receivable approximate fair value due to relatively short maturities. It was not practicable to estimate the fair value of debt and related accrued interest as the debt has matured and the Company anticipates filing a plan of liquidation in which it will have to settle the debt for cash payments or transfer of other assets at substantially less than amounts due.

  INCOME (LOSS) PER COMMON SHARE

     Income (loss) per common share was computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" issued by the Financial Accounting Standards Board during 1997.


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

(3)  Equity in Real Estate Joint Ventures

     The Company has investments in two ventures accounted for on the cost method. These ventures had a book value of $286,000 as of December 31, 2001.

Management continues to monitor the impact of changes in economic conditions to determine the effect on the carrying value of its equity in real estate joint ventures in accordance with SFAS No. 121. The effect of any significant changes will be reported in income in the period such effect can be reasonably estimated. During 2000, the Company provided an allowance of $75,000. There was no such provision made during 2001.

In August 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long lived Assets." This statement supercedes SFAS No.121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30. This statement retains the fundamental provision of SFAS No. 121 and the basic requirements of APB No. 30, however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale, and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for the Company beginning January 1, 2002. Management does not anticipate that the adoption of this statement will have a material impact on its financial position or results of operations.


(4)  Federal Income Taxes

     The estimated tax effect of temporary differences and tax attributes representing deferred tax liabilities and assets is summarized as follows:


                                                          December 31,
(Thousands of Dollars)                                        2001
-----------------------------------------------------------------------
Deferred tax asset due to:
  Tax loss carry forwards                                   $  8,907
  Other                                                           51
                                                            --------
  Gross deferred tax asset                                     8,958
Deferred tax liability due to:
  Basis difference in investment in joint ventures           ( 1,033)
                                                            --------
  Net deferred tax asset                                       7,925
  Less-Valuation allowance                                   ( 7,925)
                                                            --------
                                                            $    ---
                                                            ========

The Company estimates that as of December 31, 2001, its loss carry forward for federal income tax reporting purposes, was approximately $26.2 million, of which approximately $5.3 million was a capital loss carry forward. The capital loss carry forward will begin to expire in 2003. The operating loss carry forward will begin to expire in 2003. The tax benefit of the operating loss carry forward has been recognized to the extent of the deferred taxes provided on temporary differences which are expected to reverse during the carry forward period. The valuation allowance as of December 31, 2001 totaled $7,925,000, an increase of approximately $1,158,000 from December 31, 2000. The increase is due to the tax loss recorded in the current year from the liquidation for tax purposes of one of the Company's former subsidiaries.

A reconciliation of the provision (benefit) for federal income tax at the effective statutory rate to the effective rate for financial reporting is as follows:

                                                     Year Ended December 31,
(Thousands of Dollars)                                2001            2000
-----------------------------------------------------------------------------
Tax provision (benefit) at statutory rate         $(111)  ( 34%)  $ 154   34%
Utilization of net operating loss carry forward     ---    ---     (154) (34%)
Unrecognized tax benefit                            111     34%     ---  ---
                                                  -----   ----    -----  ---
Tax provision (benefit) for financial reporting   $ ---     00%   $ ---   00%
                                                  =====   ====    =====  ===

No taxes were paid during 2001 or 2000.

In October 1986, the Tax Reform Act of 1986 (the Act) was passed. The Act substantially changed the rules regarding the availability of a corporation's operating loss carry forward following a significant change of ownership. Under most circumstances, the limitations on the use of the operating loss carry forward are imposed if the equity ownership of a corporation's 5% stockholders increases by more than 50% over the lowest percentage of equity ownership of such stockholders during the three year period prior to the date of the ownership change. No change of ownership had occurred through December 31, 2001. The Taxpayer Relief Act of 1997, extended the net operating loss carry forward period from 15 to 20 years.

(5)                  Notes Payable

  NOTES PAYABLE

  The Company's notes payable which are all currently past due are summarized as follows:
                                                           December 31,
(Thousands of Dollars)                                         2001
-----------------------------------------------------------------------------
 Matured notes, bearing interest at rates ranging
   from 6% to 10%                                              1,391
 Matured notes issued to various debenture holders,
  bearing interest at 6% (See Note 7)                          3,440
                                                               -----
                                                               4,831
                                                               =====

During 1993, the Company restructured debentures with an aggregate principal balance of $2,331,000, debenture loans advanced by certain debenture holders with aggregate principal balances of $639,000 and accrued and unpaid interest with respect to these debentures and debenture loans of approximately $470,000 in exchange for unsecured promissory notes of the Company. These notes have an aggregate principal balance of $3,440,000 and bear interest at 6% compounded annually.

As of December 31, 2001, the Company had not received any notices of default or acceleration from any of its lenders.

As of December 31, 2001, in addition to the past due principal amounts set forth on the above table, the Company was also delinquent in accrued interest payments on its notes payable in the aggregate amount of $2,770,000.

Interest paid on the consolidated indebtedness during the years ended December 31, 2001 and 2000 was $8,000 and $246,000, respectively.

(6)  Commitments and Contingencies

     If the Company, in the light of its present circumstances, were required to make substantial cash expenditures in connection with future lawsuits and other claims, such expenditures might have a material adverse effect on the Company's financial position.

(7)  Related Party Transactions

     The Lajitas resort property was subject to a mortgage in the amount of $726,000, including accrued interest, in favor of Walter M. Mischer, Chairman of the Board and Chief Executive Officer of the Company. At the closing of the sale of Lajitas, the Company used a portion of the proceeds to repay this indebtedness in order to remove the mortgage lien from the property and convey free and clear title to the buyer. As part of the property sold, the buyer purchased a portion of the employee housing at the resort previously owned by Mr. Mischer. Mr. Mischer agreed to provide such employee housing for Lajitas at a time when the Company was unable to finance its construction on acceptable terms. Mr. Mischer agreed to sell this housing to the Company for $237,000 which was the cost incurred by Mr. Mischer in connection with the construction.

The Company has no paid employees and during 2000 entered into a management agreement with a company affiliated with Walter M. Mischer to provide accounting and other administrative services and related office facilities and supplies. These services are provided for a fee of $1,000 per month and totaled $12,000 for 2001 and 2000.

During 1996, the Company executed a note payable to Mr. Mischer which note was secured by receivables, was payable monthly as collections on the related receivables are received, and bore interest at the rate of 9%, with a final maturity of July 2001. During 2000, the Company made principal payments of $65,000 in connection with this note. As of December 31, 2000, the outstanding principal balance was $124,000 and the note was paid in full during 2001.
During 1999, the Company executed an additional promissory note in the principal amount of $200,000 payable to Mr. Mischer. This note was secured by the Company's ownership interest in a real estate partnership, bore interest at 8% and was due March 31, 2000. During 1999, the Company borrowed $162,000 on this note, the proceeds of which were used to fund the auction expenses in connection with the proposed sale of Lajitas. The auction expenses were refunded to the Company at the closing of the Lajitas sale and accordingly the note was repaid.

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

(8)  Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses included the following:


                                                            December 31,
     (Thousands of Dollars)                                     2001
  ----------------------------------------------------------------------
  Trade accounts payable                                      $    3
  Accrued interest payable                                     2,770
  Other accrued liabilities                                       79
                                                              ------
                                                              $2,852
                                                              ======

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SOUTHERN INVESTORS SERVICE COMPANY, INC.

                       By:

                       /s/ Walter M. Mischer
                       ----------------------
                       Walter M. Mischer
                       Chairman of the Board
                       Chief Executive Officer

                       Date:  April 1, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Walter M. Mischer                             Date: April 1, 2002
---------------------------
Walter M. Mischer
Chairman of the Board and
Chief Executive Officer
Director


/s/ Walter M. Mischer, Jr.                        Date: April 1, 2002
---------------------------
Walter M. Mischer, Jr.
President and Director
Chief Operating Officer


/s/ Eric Schumann                                 Date: April 1, 2002
---------------------------
Eric Schumann
Senior Vice President -
Finance and Director
Principal Financial and
Accounting Officer