Form 10QSB
period 2002-03-31
SOUTHERN INVESTORS SERVICE CO INC
filed 2002-05-14
CIK 66849

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________  to  ______________

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

                                 (713) 869-7800
                            Issuer's telephone number


      --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes      No
   -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of May 10, 2002, Common Stock $1.00 Par Value

     Transitional Small Business Disclosure Format (Check One):

         Yes     ; No   X
            -----    ------

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

            SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2002
                                 --------------
                             (Thousands of Dollars)
                                   (Unaudited)


ASSETS

 CASH                                                       $  2,251
 EQUITY IN REAL ESTATE JOINT VENTURES, NET                       286
 NOTES RECEIVABLE AND OTHER ASSETS                                 9
                                                            --------
                                                            $  2,546
                                                            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
 Notes payable                                              $  4,835
 Accounts payable and accrued expenses                         2,921
                                                            --------
    Total liabilities                                          7,756
                                                            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
    shares authorized, none issued                              --
  Common stock, $1 par, 10,000,000 shares authorized,
    3,281,331 shares issued                                    3,281
  Additional paid-in capital                                   3,031
  Retained deficit                                           (11,396)
  Less treasury stock, 112,402 shares, at cost                  (126)
                                                            --------
    Total stockholders' deficit                               (5,210)
                                                            --------
                                                            $  2,546
                                                            ========



         The accompanying notes are an integral part of this statement.

            SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF (LOSS)

                             (Thousands of Dollars)
                                   (Unaudited)


                                                     Three months ended
                                                          March 31,
                                                   ----------------------
                                                      2002        2001
                                                   ---------    ---------
INTEREST INCOME                                    $      12    $      32
OTHER REVENUES                                             6           28
                                                   ---------    ---------
                                                          18           60
                                                   ---------    ---------
INTEREST EXPENSE                                          77           83

OTHER OPERATING EXPENSES                                  21           30
                                                   ---------    ---------
                                                          98          113
                                                   ---------    ---------

NET (LOSS)                                         $     (80)   $     (53)
                                                   =========    =========
BASIC AND DILUTED
(LOSS) PER COMMON SHARE                            $    (.03)   $    (.02)
                                                   =========    =========
AVERAGE NUMBER OF
  SHARES OUTSTANDING                               3,168,929    3,168,929
                                                   =========    =========


        The accompanying notes are an integral part of these statements.

            SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)
                                   (Unaudited)


                                                                       Three Months
                                                                      Ended March 31,
                                                                    ------------------
                                                                      2002       2001
                                                                    -------    -------

Cash flows from operating activities:
  Net (loss)                                                        $   (80)   $   (53)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Change in assets and liabilities:
      Decrease in notes receivable and other assets                      16         25
    Increase in accounts payable, accrued
      expenses and other                                                 73         43
                                                                    -------    -------
Net cash provided by operating activities                                 9         15
                                                                    -------    -------
Cash flows from financing activities:
  Borrowings on notes payable, net                                     --         --
                                                                    -------    -------
Net increase in cash                                                      9         15
Beginning cash                                                        2,242      2,334
                                                                    -------    -------
Ending cash                                                         $ 2,251    $ 2,349
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

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,835,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26 2002, the Board of Directors of the Company determined that the best alternative to settle the Company's existing debt was to file a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (Chapter 11) with the United States Bankruptcy Court (Bankruptcy Court). The Company currently anticipates that it will file its voluntary petition with the Bankruptcy Court during 2002 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company's remaining assets and the distribution of all the net proceeds therefrom to the Company's creditors. These financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at approximately their liquidation values and states the Company's liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company's stockholders. The Company anticipates that it will take approximately nine months to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company's liquidation process.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

     The net (loss) for the first three months of 2002 was ($80,000) or ($.03) per share compared to a net (loss) of ($53,000) or ($.02) per share during the first quarter of 2001.

The decrease in interest income is due to decreased interest rates in 2002.

The decrease in other revenues is due to the recognition of $28,000 of previously deferred profit from the sales of residential lots during 2001.

The decrease in other expenses is due to a decrease in legal and professional fees.

Current Business Conditions, Operations, Certain Events and Uncertainties

     The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,835,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company's existing debt was to file a voluntary petition for relief under Chapter 11 with the Bankruptcy Court. The Company currently anticipates that it will file its voluntary petition during 2002 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company's remaining assets and the distribution of all the net proceeds therefrom to the Company creditors. The Financial Statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at approximately their liquidation values and states the Company's liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes that the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company's stockholders. The Company anticipates that it will take approximately nine months to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company's liquidation process.

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

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits Required by Item 601 of Regulation S-B.

                                                                                *Filed Herein or
                                                                            Incorporated by Reference
                                Exhibit                                           from Exhibit
(3)               (a)  Certificate of Incorporation, as                    3(a)  1989 Form 10-K
                       Amended, through June 6, 1989
                  (b)  Articles of Amendment to Certificate                3(b)  1989 Form 10-K
                       of Incorporation dated June 7, 1989
                  (c)  Articles of Amendment to Certificate                3(c)  1993  Form 10-K
                       of Incorporation dated May 21, 1993
                  (d)  Bylaws, as Amended, through date                    3(d)  June 30, 1989 Form 10-K
                       hereof Form 10-Q



B. Reports on Form 8-K.

     The Company filed no reports of Form 8-K during the quarter ended March 31, 2002.

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


                                 DATE:     May 13, 2002