Form 10QSB
period 2002-06-30
SOUTHERN INVESTORS SERVICE CO INC
filed 2002-08-16
CIK 66849

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----
       OF 1934

For the quarterly period ended June 30, 2002
                               -------------

_____TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of August 12, 2002, Common Stock $1.00 Par Value

     Transitional Small Business Disclosure Format (Check One):
    Yes____; No  X
               -----

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

           SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2002
                             (Thousands of Dollars)
                                  (Unaudited)

ASSETS
------

CASH                                                    $  2,232
EQUITY IN REAL ESTATE JOINT VENTURES, NET                    286
NOTES RECEIVABLE AND OTHER ASSETS                              8
                                                        --------

                                                        $  2,526
                                                        ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
  Notes payable                                         $  4,840
 Accounts payable and accrued expenses                     2,978
                                                        --------
    Total liabilities                                      7,818
                                                        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
    shares authorized, none issued                            --
  Common stock, $1 par, 10,000,000 shares authorized,
    3,281,331 shares issued                                3,281
  Additional paid-in capital                               3,031
  Retained deficit                                       (11,478)
  Less treasury stock, 112,402 shares, at cost           (   126)
                                                        --------
    Total stockholders' deficit                          ( 5,292)
                                                        --------

                                                        $  2,526
                                                        ========

         The accompanying notes are an integral part of this statement.

            SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                  (Thousands of Dollars, Except Share Amounts)
                                   (Unaudited)

                                    Three Months Ended         Six Months Ended
                                         June  30,                   June 30,
                                  ---------------------      ---------------------
                                   2002          2001           2002        2001
                                   ----          ----           ----        ----
INTEREST INCOME                   $  11        $   25         $   23        $   57

OTHER REVENUES                       32             2             38            30
                             ----------    ----------     ----------    ----------
                                     43            27             61            87
                             ----------    ----------     ----------    ----------


INTEREST EXPENSE                     79            84            156           167

OTHER OPERATING EXPENSES             46            66             67            96
                             ----------    ----------     ----------    ----------

                                    125           150            223           263
                             ----------    ----------     ----------    ----------

NET (LOSS)                       ($  82)      ($  123)       ($  162)      ($  176)
                             ==========    ==========     ==========    ==========


BASIC AND DILUTED
(LOSS) PER COMMON SHARE          ($ .03)      ($  .04)       ($  .05)      ($  .06)
                             ==========    ==========     ==========    ==========

AVERAGE NUMBER OF
  SHARES OUTSTANDING          3,168,929     3,168,929      3,168,929     3,168,929
                             ==========    ==========     ==========    ==========

        The accompanying notes are an integral part of these statements.

            SOUTHERN INVESTORS SERVICE COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)
                                   (Unaudited)

                                                                             Six Months
                                                                           Ended June 30,
                                                                           --------------
                                                                      2002                2001
                                                                      ----               -----
Cash flows from operating activities:
  Net (loss)                                                       ($  162)            ($  176)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Recognition of deferred profit                                       (37)                (28)
  Change in assets and liabilities:
    Decrease in notes receivable and other assets                       52                  74
    Increase in accounts payable, accrued
      expenses and other                                               137                 111
                                                                   -------             -------
       Net cash used in operating activities                           (10)                (19)
                                                                   -------             -------

Cash flows from financing activities:
    Payments on notes payable, net                                     ---                 (12)
                                                                   -------             -------

Net decrease in cash                                                   (10)                (31)

Beginning cash                                                       2,242               2,334
                                                                   -------             -------

Ending cash                                                        $ 2,232             $ 2,303
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

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,840,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26 2002, the Board of Directors of the Company determined that the best alternative to settle the Company's existing debt was to file a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (Chapter 11) with the United States Bankruptcy Court (Bankruptcy Court). The Company currently anticipates that it will file its voluntary petition with the Bankruptcy Court during 2002 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company's remaining assets and the distribution of all the net proceeds therefrom to the Company's creditors. These financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at approximately their liquidation values and states the Company's liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company's stockholders. The Company anticipates that it will take approximately nine months after the plan is filed to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company's liquidation process.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

         The net (loss) for the first six months of 2002 was ($162,000) or ($.05) per share compared to a net (loss) of ($176,000) or ($.06) per share during the first six months of 2001.

The decrease in interest income is due to decreased interest rates in 2002.

The decrease in other expenses is due to a decrease in legal and professional fees.

Current Business Conditions, Operations, Certain Events and Uncertainties

       The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,840,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company's existing debt was to file a voluntary petition for relief under Chapter 11 with the Bankruptcy Court. The Company currently anticipates that it will file its voluntary petition during 2002 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company's remaining assets and the distribution of all the net proceeds therefrom to the

Company's creditors. The Financial Statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at approximately their liquidation values and states the Company's liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes that the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company's stockholders. The Company anticipates that it will take approximately nine months after the plan is filed to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company's liquidation process.

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

None

ITEM 3.  Default upon Senior Securities

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 21, 2002, at which time the stockholders elected the Company's directors. The results were as follows:

                                                       Against/                                Broker
                                       For             Withheld            Abstain           Non-Votes
                                       ---             --------            -------           ---------
Directors:

Walter M. Mischer, Sr.              1,602,125               -                 -                    -

Walter M. Mischer, Jr.              1,602,125               -                 -                    -

Eric Schumann                       1,602,125               -                 -                    -

ITEM 5.  Other Information

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the Chief Executive Officer and the Senior Vice President - Finance and Principal Financial and Accounting Officer of the Company has certified that the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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


(99.1)       Certifications Pursuant to 18 U.S.C. Section 1350, As    *
             Adopted Pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002


B.  Reports on Form 8-K.

    The Company filed no reports of Form 8-K during the quarter ended June 30, 2002.

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


                                      DATE: August 13, 2002