Form 10QSB/A
period 2002-06-30
SOUTHERN INVESTORS SERVICE CO INC
filed 2002-08-19
CIK 66849

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 Amendment No. 1

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

     Transitional Small Business Disclosure Format (Check One):
    Yes____; No  X
               -----

                                PRELIMINARY NOTE

     This Amendment No. 1 to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 is being filed solely to correct certain clerical errors set forth in such Quarterly Report. No material revisions have been made to the information set forth in the financial statements or any other disclosure contained in such Quarterly Report.


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The Financial Statements included herein have been prepared by Southern Investors Service Company, Inc., (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the Financial Statements and notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the management of the Company, all adjustments necessary to present a fair statement of the results for the interim periods have been made.

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

                    SOUTHERN INVESTORS SERVICE COMPANY, INC.
                               STATEMENTS OF LOSS
                  (Thousands of Dollars, Except Share Amounts)
                                   (Unaudited)

                                    Three Months Ended         Six Months Ended
                                         June  30,                   June 30,
                                  ---------------------      ---------------------
                                   2002          2001           2002        2001
                                   ----          ----           ----        ----
INTEREST INCOME                   $  11        $   25         $   23        $   57

OTHER REVENUES                       32             2             38            30
                             ----------    ----------     ----------    ----------
                                     43            27             61            87
                             ----------    ----------     ----------    ----------


INTEREST EXPENSE                     79            84            156           167

OTHER OPERATING EXPENSES             46            66             67            96
                             ----------    ----------     ----------    ----------

                                    125           150            223           263
                             ----------    ----------     ----------    ----------

NET LOSS                         ($  82)      ($  123)       ($  162)      ($  176)
                             ==========    ==========     ==========    ==========


BASIC AND DILUTED
 LOSS PER COMMON SHARE           ($ .03)      ($  .04)       ($  .05)      ($  .06)
                             ==========    ==========     ==========    ==========

AVERAGE NUMBER OF
  SHARES OUTSTANDING          3,168,929     3,168,929      3,168,929     3,168,929
                             ==========    ==========     ==========    ==========

        The accompanying notes are an integral part of these statements.

                    SOUTHERN INVESTORS SERVICE COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)
                                   (Unaudited)

                                                                             Six Months
                                                                           Ended June 30,
                                                                           --------------
                                                                      2002                2001
                                                                      ----               -----
Cash flows from operating activities:
  Net (loss)                                                       ($  162)            ($  176)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
  Recognition of deferred profit                                       (37)                (28)
  Change in assets and liabilities:
    Decrease in notes receivable and other assets                       52                  74
    Increase in accounts payable, accrued
      expenses and other                                               137                 111
                                                                   -------             -------
       Net cash used in operating activities                           (10)                (19)
                                                                   -------             -------

Cash flows from financing activities:
    Payments on notes payable, net                                     ---                 (12)
                                                                   -------             -------

Net decrease in cash                                                   (10)                (31)

Beginning cash                                                       2,242               2,334
                                                                   -------             -------

Ending cash                                                        $ 2,232             $ 2,303
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

 (2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with the significant accounting policies included in the notes to the Company's latest annual report on Form 10-KSB. These financial statements should be read in conjunction with those notes.

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


                                      DATE: August 19, 2002