Form 10QSB
period 2002-09-30
SOUTHERN INVESTORS SERVICE CO INC
filed 2002-11-14
CIK 66849

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
     ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

_____   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

For the transition period from ______________  to  ______________

                          Commission file number 04863
                                                 -----

                    Southern Investors Service Company, Inc.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                       Delaware                                                   74-1223691
----------------------------------------------------------------------------------------------------------------------------

(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

         2727 North Loop West, Suite 200, Houston, Texas                            77008
----------------------------------------------------------------------------------------------------------------------------
 (Address of principal executive offices)                                         (Zip Code)

                                 (713) 869-7800
                                 --------------
                            Issuer's telephone number


________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of November 12, 2002, Common Stock $1.00 Par Value

  Transitional Small Business Disclosure Format (Check One):
    Yes_____;  No   X
                  -----

                         PART I - FINANCIAL INFORMATION




Item 1. Financial Statements

         The Financial Statements included herein have been prepared by Southern Investors Service Company, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the Financial Statements and notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the management of the Company, all adjustments necessary to present a fair statement of the results for the interim periods have been made.

                    SOUTHERN INVESTORS SERVICE COMPANY, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
                             (Thousands of Dollars)
                                   (Unaudited)

ASSETS
------

CASH                                                            $  2,204
EQUITY IN REAL ESTATE JOINT VENTURES, NET                            286
NOTES RECEIVABLE AND OTHER ASSETS                                      8
                                                                --------

                                                                $  2,498
                                                                ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
  Notes payable                                                 $  4,845
 Accounts payable and accrued expenses                             3,053
                                                                --------
    Total liabilities                                              7,898
                                                                --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1 par, 1,000,000
    shares authorized, none issued                                    --
  Common stock, $1 par, 10,000,000 shares authorized,
    3,281,331 shares issued                                        3,281
  Additional paid-in capital                                       3,031
  Retained deficit                                               (11,586)
  Less treasury stock, 112,402 shares, at cost                      (126)
                                                                --------
    Total stockholders' deficit                                   (5,400)
                                                                --------

                                                                $  2,498
                                                                ========

    The accompanying notes are an integral part of this financial statement.

                    SOUTHERN INVESTORS SERVICE COMPANY, INC.
                               STATEMENTS OF LOSS
                  (Thousands of Dollars, Except Share Amounts)
                                   (Unaudited)

                               Three Months Ended             Nine Months Ended
                                  September 30,                 September 30,
                           --------------------------    --------------------------
                              2002            2001          2002            2001
                              ----            ----          ----            ----
INTEREST INCOME            $        13    $        18    $        37    $        75

OTHER REVENUES                      10             --             48             30
                           -----------    -----------    -----------    -----------
                                    23             18             85            105
                           -----------    -----------    -----------    -----------



INTEREST EXPENSE                    79             75            235            242

OTHER OPERATING EXPENSES            52             26            120            122
                           -----------    -----------    -----------    -----------

                                   131            101            355            364
                           -----------    -----------    -----------    -----------

NET LOSS                         ($108)          ($83)         ($270)         ($259)
                           ===========    ===========    ===========    ===========


BASIC AND DILUTED
LOSS PER COMMON SHARE            ($.03)         ($.03)         ($.08)         ($.08)
                           ===========    ===========    ===========    ===========

AVERAGE NUMBER OF
  SHARES OUTSTANDING         3,168,929      3,168,929      3,168,929      3,168,929
                           ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                    SOUTHERN INVESTORS SERVICE COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                      Nine Months
                                                                                  Ended September 30,
                                                                                  -------------------
                                                                                    2002       2001
                                                                                    ----       ----
Cash flows from operating activities:
  Net loss                                                                          ($270)     ($259)

  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Recognition of deferred profit                                                      (46)       (28)
  Change in assets and liabilities:
    Decrease in notes receivable and other assets                                      62        113
    Increase in accounts payable, accrued
      expenses and other                                                              216        187
                                                                                  -------    -------
       Net cash (used in) provided by operating activities                            (38)        13
                                                                                  -------    -------

Cash flows from financing activities:
   Payments on notes payable, net                                                     ---        (38)
                                                                                  -------    -------

Net decrease in cash                                                                  (38)       (25)

Beginning cash                                                                      2,242      2,334
                                                                                  -------    -------

Ending cash                                                                       $ 2,204    $ 2,309
                                                                                  =======    =======
Interest paid in cash                                                             $     0    $     8
                                                                                  =======    =======

   The accompanying notes are an integral part of these financial statements.

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

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,845,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26 2002, the Board of Directors of the Company determined that the best alternative to settle the Company's existing debt was to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) with the United States Bankruptcy Court (Bankruptcy Court). The Company currently anticipates that it will file its voluntary petition with the Bankruptcy Court in late 2002 or early 2003 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company's remaining assets and the distribution of all the net proceeds therefrom to the Company's creditors. These financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states the Company's assets at approximately their liquidation values and states the Company's liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company's stockholders. The Company anticipates that it will take approximately nine months after the plan is filed to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company's liquidation process.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

         The net (loss) for the first nine months of 2002 was ($270,000) or ($.09) per share compared to a net (loss) of ($259,000) or ($.08) per share during the first nine months of 2001.

Other revenues are primarily the recognition of gross profits deferred in prior periods from the sale of real estate.

The decrease in interest income is due to decreased interest rates in 2002.

Current Business Conditions, Operations, Certain Events and Uncertainties

       The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,845,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company's existing debt was to file a voluntary petition for relief under Chapter 11 with the Bankruptcy Court. The Company currently anticipates that it will file its voluntary petition in late 2002 or early 2003 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company's remaining assets and the distribution of all the net proceeds therefrom to the Company's creditors. The Financial Statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states the Company's assets at approximately their liquidation values and states the Company's liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes that the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company's stockholders. The Company anticipates that it will take approximately nine months after the plan is filed to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company's liquidation process.

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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

         Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report of the Company on Form 10-QSB for the period ended September 30, 2002, the Company's Chief Executive Officer, its President and Principal Executive Officer and its Senior Vice President - Finance and Principal Financial and Accounting Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.         Legal Proceedings

None

ITEM 2.         Changes in Securities

None

ITEM 3.         Default upon Senior Securities

None

ITEM 4.         Submission of Matters to a Vote of Security Holders

None

ITEM 5.         Other Information

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the Chief Executive Officer and the Senior Vice President - Finance and Principal Financial and Accounting Officer of the Company has certified that the Quarterly Report of the Company on Form 10-QSB for the period ended September 30, 2002 (this "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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


(99.1)                 Certifications Pursuant to 18 U.S.C. Section 1350, As      *
                       Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                       of 2002

B.  Reports on Form 8-K.

    The Company filed a Form 8-K on August 13, 2002, as amended on August 26, 2002, reporting a change in the Company's certifying independent public accountants.

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

                             SOUTHERN INVESTORS SERVICE COMPANY, INC.




                              /s/ Walter M. Mischer, Jr.
                             ---------------------------
                             WALTER M. MISCHER, JR.
                             President - Principal Executive Officer






                              /s/ Eric Schumann
                             ----------------------------------
                             ERIC SCHUMANN
                             Senior Vice President - Finance
                             Principal Financial and Accounting Officer




                             DATE: November 14, 2002

                                 CERTIFICATIONS

I, Walter M. Mischer, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Southern Investors Service Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:        November 14, 2002

                                            /s/ Walter M. Mischer, Sr.
                                            ---------------------------------
                                            Name:      Walter M. Mischer, Sr.
                                            Title:     Chief Executive Officer


I, Walter M. Mischer, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Southern Investors Service Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:        November 14, 2002

                              /s/ Walter M. Mischer, Jr.
                              ---------------------------------
                              Name:      Walter M. Mischer, Jr.
                              Title:     President - Principal Executive Officer



I, Eric Schumann, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Southern Investors Service Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:        November 14, 2002

                                  /s/ Eric Schumann
                                  ------------------------------------
                                  Name:     Eric Schumann
                                  Title:    Senior Vice President - Finance
                                      Principal Financial and Accounting Officer