Form 10KSB
period 2002-12-31
SOUTHERN INVESTORS SERVICE CO INC
filed 2003-03-31
CIK 66849

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
 X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
---
1934
 (FEE REQUIRED)
For the fiscal year ended December 31, 2002
                          -----------------

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)
For the transition period from _____________  to ______________

                   Commission file number  04863
                                           -----

         SOUTHERN INVESTORS SERVICE COMPANY, INC.
-------------------------------------------------
  (Name of small business issuer in its charter)

       Delaware                                              74-1223691
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                         Identification No.) ___

2727 North Loop West, Suite 200, Houston, Texas             77008
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

  Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X
                              ---

  State issuer's revenues for its most recent fiscal year.  $65,000
                                                            -------

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $0.00 as of March 26, 2003.
                            --------------------------

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
3,168,929 shares, Common Stock $1.00 par value per share as of March 26, 2003
-----------------------------------------------------------------------------

_________  DOCUMENTS INCORPORATED BY REFERENCE

  Information contained in the Company's proxy statement to be used in connection with the 2003 annual meeting of shareholders is incorporated by reference into Part III.

Transitional Small Business Format (check one) Yes ____  No       X
                                                               ----

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

Continued Operations and Ongoing Concern Matters

     The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,850,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company's existing debt was to file a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (Chapter 11) with the United States Bankruptcy Court (Bankruptcy Court). The Company currently anticipates that it will file its voluntary petition during 2003 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company's remaining assets and the distribution of all the net proceeds therefrom to the Company's creditors. The financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at approximately their liquidation values and states the Company's liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes that the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company's stockholders. The Company anticipates that it will take approximately nine months to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company's liquidation process.

Interest in Real Estate Joint Ventures

     The Company has a 5.8% partnership interest in a ten-story office building located at 2707 North Loop West in Houston, Texas. The Company also has a 5% cash flow interest in a seven-story office building located at 2727 North Loop West, in Houston, Texas, where its corporate headquarters are located.

Employees

     The Company had no paid employees as of December 31, 2002. The
Company's management is conducted pursuant to an oral management agreement with a company affiliated with the Chairman of the Board and Chief Executive Officer. The management agreement provides the Company accounting and other administrative services and related office facilities and supplies in exchange for a management fee paid by the Company in the amount of $1,000 per month.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal executive offices are located in northwest Houston and rent and other expenses are included in the management fee paid by the Company pursuant to the oral management agreement discussed above. The Company also has a 5% cash flow interest in a seven-story office building located at 2727 North Loop West, in Houston, Texas, where its corporate headquarters are located. In addition, the Company has a 5.8% partnership interest in a ten-story office building located at 2707 North Loop West, in Houston, Texas. The Company has planned no significant additions to its properties for 2003.

ITEM 3. LEGAL PROCEEDINGS

     The information with respect to legal proceedings is contained in Note 6 of the Notes to Financial Statements of the Company. The Company currently has no outstanding legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

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

Current Business Conditions, Operations, Certain Events and Uncertainties

     The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,850,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company's existing debt was to file a voluntary petition for relief under Chapter 11 with the Bankruptcy Court. The Company currently anticipates that it will file its voluntary petition during 2003 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company's remaining assets and the distribution of all the net proceeds therefrom to the Company creditors. The financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at approximately their liquidation values and states the Company's liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes that the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company's stockholders. The Company anticipates that it will take approximately nine months to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company's liquidation process.

Results of Operations

  The Company reported a net loss of ($328,000) for 2002 compared with a net loss of ($327,000) in 2001.

  Revenues primarily include the recognition of previously deferred gross profits from the sale of real estate.

  The decrease in interest income is primarily due to the lower interest rates during 2002.

Liquidity and Capital Resources

         As of December 31, 2002, the Company was delinquent on notes payable and other long-term debt of approximately $4,850,000 and interest payments of $3,065,000. As of December 31, 2002, the Company had recorded accounts payable and accrued expenses (including interest) and other liabilities of $3.1 million. Due to the sale of Lajitas, the Company has sufficient funds to pay its current general and administrative operating expenses; however, the Company is unable to repay its notes payable at the face amounts and the related accrued interest.

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

ITEM 7. FINANCIAL STATEMENTS

     The following financial statement data required pursuant to this item are included herein:

         Report of Independent Public Accountants

         Report of Former Independent Public Accountants

         Balance Sheet - December 31, 2002

         Statements of Loss for each of the Years Ended December 31, 2002 and
          2001

         Statements of Changes in Stockholders' Deficit for each of the Years
          Ended December 31, 2002 and 2001

         Statements of Cash Flows for each of the Years Ended December 31, 2002 and 2001

         Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously reported in its Current Report on Form 8-K dated August 26, 2002, on August 12, 2002, the Company dismissed Arthur Andersen LLP ("Andersen") as the Company's independent auditor, upon the unanimous recommendation of the Company's Audit Committee and the unanimous approval of its Board of Directors.

         Andersen's audit report on the consolidated financial statements of the Company and its subsidiaries for the year ended December 31, 2001 contained the following paragraphs reporting that substantial doubt existed as to the Company's ability to continue as a going concern:

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

         Andersen's audit report on the consolidated financial statements of the Company and its subsidiaries for the year ended December 31, 2000 contained the following paragraph reporting that substantial doubt existed as to the Company's ability to continue as a going concern:

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

         Other than as set forth above, Andersen's audit reports on the Company's financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of the years ended December 31, 2001 and December 31, 2000 and during the interim period from January 1, 2002 up to and including August 12, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with Andersen's report.

     Effective as of August 12, 2002, Weinstein Spira & Company, PC was approved by the Company's Audit Committee and Board of Directors as the Company's new independent auditors. Prior to such date management of the Company had not previously consulted with Weinstein Spira & Company, PC concerning any accounting, auditing or reporting matter.

     In accordance with Item 304(a)(3) of Regulation S-B, the Company requested Andersen to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in the Form 8-K referenced above. A representative of Andersen informed the Company that Andersen was no longer furnishing such letters, and therefore, pursuant to Item 304T of Regulation S-B, no such letter was filed with such Form 8-K.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The information required by Item 9 is contained in the Company's proxy statement to be used in connection with its 2003 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by Item 10 is contained in the Company's proxy statement to be used in connection with its 2003 annual meeting of stockholders under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by Item 11 is contained in the Company's proxy statement to be used in connection with its 2003 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is contained in the Company's proxy statement to be used in connection with its 2003 annual meeting of stockholders under the captions "Principal Security Holders" and "Nominees for Director," which information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (A)    Exhibits Required by Item 601 of Regulation S-B

                                                          * Filed Herewith or
                                                             Incorporated by
      Exhibit                                           Reference from Exhibit
      -------                                           ----------------------

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

      (99.1)   Certifications Pursuant to 18 U.S.C.     *
               Section 1350, As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act
               of 2002

     (B) Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

      Based on their evaluation as of a date within 90 days of the filing date of this Annual Report of the Company on Form 10-KSB for the year ended December 31, 2002, the Company's Chief Executive Officer, its President and its Senior Vice President - Finance and Principal Financial and Accounting Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Southern Investors Service Company, Inc.:

We have audited the accompanying balance sheet of Southern Investors Service Company, Inc. (a Delaware Corporation) (the Company) as of December 31, 2002, and the related statements of loss, changes in stockholders' deficit and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 financial statements were audited by other auditors, who have ceased operations, and whose report dated March 27, 2002, on those financial statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Investors Service Company, Inc. as of December 31, 2002, and the results of its operations and its cash flows for year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The Company's cash flow from operations has not been adequate to meet the Company's obligations for the past several years. As of December 31, 2002, the Company had sold substantially all of its operating assets and continues to have a deficit in stockholders' equity. As described in Note 1 to the financial statements, even though the Company has restructured certain indebtedness in the last several years and sold substantially all of its operating assets, it continues to be delinquent on $4,850,000 of debt. These factors raise substantial doubt about the Company's ability to continue as a going concern. Also as described in Note 1 to the financial statements, on March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company's existing debt was to file a voluntary petition for relief under the bankruptcy laws. The Company currently anticipates filing a plan of liquidation during 2003.

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

Weinstein Spira & Company
Houston, Texas
March 18, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    THE FOLLOWING REPORT IS A CONFORMED COPY
             OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP
                     AND HAS NOT BEEN REISSUED BY THAT FIRM.

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

Arthur Andersen LLP
Houston, Texas
March 27, 2002

                    SOUTHERN INVESTORS SERVICE COMPANY, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2002
                             (Thousands of Dollars)

                       ASSETS

Cash                                                                            $     2,194

Equity in Real Estate Joint Ventures, Net                                               286

Notes Receivable and Other Assets                                                        39
                                                                                -----------

       Total assets                                                             $     2,519
                                                                                ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
   Notes payable, matured                                                       $     4,850
   Accounts payable and accrued expenses                                              3,127
                                                                                -----------

       Total liabilities                                                              7,977
                                                                                -----------

Commitments and Contingencies

Stockholders' Deficit
   Preferred stock, $1 par, 1,000,000 shares authorized, none issued Common stock, $1 par, 10,000,000 shares authorized, 3,281,331
     shares issued                                                                    3,281
   Additional paid-in capital                                                         3,031
   Retained deficit                                                                 (11,644)
   Less treasury stock, 112,402 shares, at cost                                        (126)
                                                                                -----------

       Total stockholders' deficit                                                   (5,458)
                                                                                -----------

       Total liabilities and stockholders' deficit                              $     2,519
                                                                                ===========


   The accompanying notes are an integral part of this financial statement.

                    SOUTHERN INVESTORS SERVICE COMPANY, INC.
                               STATEMENTS OF LOSS
                (Thousands of Dollars, Except Per Share Amounts)

                                                   Year Ended December 31,
                                               ------------------------------
                                                   2002             2001
                                               ------------    --------------

Revenues                                       $          65   $         31

Operating Expenses                                       129            126
                                               -------------   ------------

Loss from Operations                                     (64)           (95)

Interest Income                                           50             90

Interest Expense                                        (314)          (322)
                                               -------------   ------------

Net Loss                                       $        (328)  $       (327)
                                               =============   ============

Basic and Diluted Loss Per Common Share        $       (0.10)  $      (0.10)
                                               =============   ============

Average Number of Shares Outstanding               3,168,929      3,168,929
                                               =============   ============


   The accompanying notes are an integral part of these financial statements.

                    SOUTHERN INVESTORS SERVICE COMPANY, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                             (Thousands of Dollars)


                                 Common Stock          Additional                                 Total
                         --------------------------     Paid-In      Retained      Treasury    Stockholders'
                            Shares         Amount       Capital       Deficit        Stock        Deficit
                         ----------      ----------   -----------   ----------    ---------   --------------
Balance -
  December 31, 2000       3,281,331      $   3,281    $    3,031    $  (10,989)   $   (126)   $     (4,803)

Net Loss                                                                  (327)                       (327)
                         ----------      ---------    ----------    ----------    --------    ------------

Balance -
   December 31, 2001      3,281,331          3,281         3,031       (11,316)       (126)         (5,130)

Net Loss                                                                  (328)                       (328)
                         ----------      ---------    ----------    ----------    --------    ------------

Balance -
   December 31, 2002      3,281,331      $   3,281    $    3,031    $  (11,644)   $   (126)   $     (5,458)
                         ==========      =========    ==========    ==========    ========    ============

   The accompanying notes are an integral part of these financial statements.

                    SOUTHERN INVESTORS SERVICE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                                                      Year Ended December 31,
                                                                                --------------------------------
                                                                                   2002                  2001
                                                                                ----------            ----------
Cash Flows From Operating Activities:
   Net Loss                                                                     $     (328)           $     (327)
   Change in assets and liabilities:
     (Increase) Decrease in notes receivable and other assets                          (14)                   79
     Increase in accounts payable and accrued expenses                                 294                   261
                                                                                ----------            ----------

       Net cash provided by (used in) operating activities                             (48)                   13
                                                                                ----------            ----------

Cash Flows From Financing Activities:
   Payments on notes payable                                                                                (105)
                                                                                ----------            ----------

       Net cash used in financing activities                                                                (105)
                                                                                ----------            ----------

Net Decrease in Cash                                                                   (48)                  (92)

Beginning Cash                                                                       2,242                 2,334
                                                                                ----------            ----------

Ending Cash                                                                     $    2,194            $    2,242
                                                                                ==========            ==========

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

         The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,850,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26 2002, the Board of Directors of the Company determined that the best alternative to settle the Company's existing debt was to file a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (Chapter 11) with the United States Bankruptcy Court (Bankruptcy Court). The Company currently anticipates that it will file its voluntary petition with the Bankruptcy Court during 2003 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company's remaining assets and the distribution of all the net proceeds therefrom to the Company's creditors. These financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at approximately their liquidation values and states the Company's liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company's stockholders. The Company anticipates that it will take approximately nine months to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company's liquidation process.

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

CASH AND CASH EQUIVALENTS

         The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had deposits in excess of federally insured limits totaling $1,880,806 as of December 31, 2002.

INCOME TAXES

         Income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carry forwards, and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

(3)  Equity in Real Estate Joint Ventures

         The Company has investments in two ventures accounted for on the cost method. These ventures had a book value of $286,000 as of December 31, 2002.

         Management continues to monitor the impact of changes in economic conditions to determine the effect on the carrying value of its equity in real estate joint ventures. The effect of any significant changes will be reported in income in the period such effect can be reasonably estimated.

         In August 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No.121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30. This statement retains the fundamental provision of SFAS No. 121 and the basic requirements of APB No. 30, however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale, and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement became effective for the Company beginning January 1, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

(4)  Federal Income Taxes

         The estimated tax effect of temporary differences and tax attributes representing deferred tax liabilities and assets is summarized as follows:

                                                                December 31,
                                                                   2002
                                                          ---------------------

                                                          (Thousands of Dollars)

Deferred tax asset due to:
   Tax loss carryforwards                                    $         8,814
   Other                                                                  30
                                                             ---------------

   Gross deferred tax asset                                            8,844

Deferred tax liability due to:
   Basis difference in investment in joint ventures                     (835)
                                                             ---------------

   Net deferred tax asset                                              8,009
   Less: Valuation allowance                                          (8,009)
                                                             ---------------

                                                             $             0
                                                             ===============

         The Company estimates that as of December 31, 2002, its loss carry forward for federal income tax reporting purposes, was approximately $25.9 million, of which approximately $2.9 million was a passive activity loss carryforward and approximately $5.2 million was a capital loss carry forward. The loss carry forward will begin to expire in 2003. The tax benefit of the operating loss carry forward has been recognized to the extent of the deferred taxes provided on temporary differences which are expected to reverse during the carry forward period. The valuation allowance as of December 31, 2002 totaled $8,009,000, an increase of approximately $84,000 from December 31, 2001.

         A reconciliation of the provision (benefit) for federal income tax at the effective statutory rate to the effective rate for financial reporting is as follows:

                                                                     Year Ended December 31,
                                               ------------------------------------------------------------
                                                           2002                            2001
                                               ----------------------------     ---------------------------
                                               (Thousands of  Dollars)          (Thousands of Dollars)
Tax benefit at statutory rate                  $         (112)          (34)%   $      (111)          (34)%
Unrecognized tax benefit                                  112            34             111            34
                                               --------------     ---------     -----------      --------

Tax provision (benefit) for financial
   reporting                                   $            0            00%    $         0             00%
                                               ==============     ---------     -----------      ---------

         No income taxes were paid during 2002 or 2001.

(5)      Notes Payable

NOTES PAYABLE

         The Company's notes payable which are all currently past due are summarized as follows:

                                                                                    December 31,
                                                                                       2002
                                                                                ---------------------

                                                                                (Thousands of Dollars)
Matured notes, bearing interest at rates ranging from 6% to 10%                 $             1,410
Matured notes issued to various debenture holders, bearing interest at 6%
 (See Note 7)                                                                                 3,440
                                                                                -------------------

                                                                                $             4,850
                                                                                ===================

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

     As of December 31, 2002, the Company had not received any notices of default or acceleration from any of its lenders.

     As of December 31, 2002, in addition to the past due principal amounts set forth on the above table, the Company was also delinquent in accrued interest payments on its notes payable in the aggregate amount of $3,065,000.

     Interest paid on the indebtedness during the years ended December 31, 2002 and 2001 was $0 and $8,000, respectively.

(6) Commitments and Contingencies

     If the Company, in the light of its present circumstances, were required to make substantial cash expenditures in connection with future lawsuits and other claims, such expenditures might have a material adverse effect on the Company's financial position.

(7) Related Party Transactions

     The Company has no paid employees and during 2000 entered into an oral management agreement with a company affiliated with Walter M. Mischer , Sr. and Walter M. Mischer, Jr. to provide accounting and other administrative services and related office facilities and supplies. These services are provided for a fee of $1,000 per month and totaled $12,000 for each of 2002 and 2001.

     The Lajitas resort property was subject to a mortgage in the amount of $726,000, including accrued interest, in favor of Walter M. Mischer, Sr. Chairman of the Board and Chief Executive Officer of the Company. At the closing of the sale of Lajitas, the Company used a portion of the proceeds to repay this indebtedness in order to remove the mortgage lien from the property and convey free and clear title to the buyer. As part of the property sold, the buyer purchased a portion of the employee housing at the resort previously owned by Mr. Mischer. Mr. Mischer agreed to provide such employee housing for Lajitas at a time when the Company was unable to finance its construction on acceptable terms. Mr. Mischer agreed to sell this housing to the Company for $237,000 which was the cost incurred by Mr. Mischer in connection with the construction.

     During 1996, the Company executed a note payable to Mr. Mischer which note was secured by receivables, was payable monthly as collections on the related receivables were received, and bore interest at the rate of 9%, with a final maturity of July 2001. During 2000, the Company made principal payments of $65,000 in connection with this note. As of December 31, 2000, the outstanding principal balance was $124,000 and the note was paid in full during 2001.

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

(8) Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses included the following:

                                                              December 31,
                                                                  2002
                                                             -------------
                                                             (Thousands of
                                                                Dollars)

Accrued interest payable                                  $             3,065
Other accrued liabilities                                                  62
                                                          -------------------

                                                          $             3,127
                                                          ===================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SOUTHERN INVESTORS SERVICE COMPANY, INC.

                           By:

                           /s/ Walter M. Mischer, Sr
                           ---------------------------------
                           Walter M. Mischer, Sr.
                           Chairman of the Board
                           Chief Executive Officer

                           Date: March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Walter M. Mischer, Sr.                     Date:  March 28, 2003
---------------------------------------
Walter M. Mischer, Sr.
Chairman of the Board and
Chief Executive Officer
Director


/s/ Walter M. Mischer, Jr.                     Date:  March 28, 2003
---------------------------------------
Walter M. Mischer, Jr.
President and Director
Chief Operating Officer


/s/ Eric Schumann                              Date:  March 28, 2003
---------------------------------------
Eric Schumann
Senior Vice President - Finance and Director
Principal Financial and Accounting Officer

                                 CERTIFICATIONS

I, Walter M. Mischer, Sr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Southern Investors Service Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 28, 2003            /s/  Walter M. Mischer, Sr.
                                     ------------------------------

                                     Name: Walter M. Mischer, Sr.
                                     Title: Chief Executive Officer

I, Walter M. Mischer, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Southern Investors Service Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the " Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 28, 2003         /s/ Walter M. Mischer, Jr.
                                  ---------------------------------------------

                                  Name: Walter M. Mischer, Jr.
                                  Title: President - Principal Executive Officer

I, Eric Schumann, certify that:

1. I have reviewed this annual report on Form 10-KSB of Southern Investors Service Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the " Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 28, 2003      /s/ Eric Schumann
                               ------------------------------------------

                               Name: Eric Schumann
                               Title: Senior Vice President - Finance
                               Principal Financial and Accounting Officer