Form 10QSB
period 2003-03-31
SOUTHERN INVESTORS SERVICE CO INC
filed 2003-05-15
CIK 66849

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---    OF 1934


For the quarterly period ended   March 31, 2003
                                ---------------

 _____TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________  to  ______________

                          Commission file number 04863
                                                -------

                    Southern Investors Service Company, Inc.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                       Delaware                                                74-1223691
                       --------                                                ----------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

2727 North Loop West, Suite 200, Houston, Texas                77008
-----------------------------------------------                -----
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                                                      ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No ___ ----- -

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,168,929 as of May 9, 2003, Common Stock $1.00 Par Value

     Transitional Small Business Disclosure Format (Check One): Yes ___; No X
                                                                           ---

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The Financial Statements included herein have been prepared by Southern Investors Service Company, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the Financial Statements and notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the management of the Company, all adjustments necessary to present a fair statement of the results for the interim periods have been made.

                    SOUTHERN INVESTORS SERVICE COMPANY, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2003
                             (Thousands of Dollars)
                                   (Unaudited)


                                     ASSETS

Cash                                                                   $  2,190

Equity in Real Estate Joint Ventures, Net                                   286

Notes Receivable and Other Assets                                            26
                                                                       --------

       Total assets                                                    $  2,502
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
   Notes payable, matured                                              $  4,855
   Accounts payable and accrued expenses                                  3,200
                                                                       --------

       Total liabilities                                                  8,055
                                                                       --------

Commitments and Contingencies

Stockholders' Deficit
   Preferred stock, $1 par, 1,000,000 shares authorized, none issued         --
   Common stock, $1 par, 10,000,000 shares authorized, 3,281,331
     shares issued                                                        3,281
   Additional paid-in capital                                             3,031
   Retained deficit                                                     (11,739)
   Less treasury stock, 112,402 shares, at cost                            (126)
                                                                       --------

       Total stockholders' deficit                                       (5,553)
                                                                       --------

       Total liabilities and stockholders' deficit                     $  2,502
                                                                       ========

    The accompanying notes are an integral part of this financial statement.

                    SOUTHERN INVESTORS SERVICE COMPANY, INC.
                               STATEMENTS OF LOSS
           (Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2003            2002
                                                    -----------     -----------
Revenues                                            $         7     $         6

Operating Expenses                                          (34)            (21)
                                                    -----------     -----------

Loss from Operations                                        (27)            (15)

Interest Income                                              10              12

Interest Expense                                            (78)            (77)
                                                    -----------     -----------

Net Loss                                            $       (95)    $       (80)
                                                    ===========     ===========

Basic and Diluted Loss Per Common Share             $     (0.03)    $     (0.03)
                                                    ===========     ===========

Average Number of Common Shares Outstanding           3,168,929       3,168,929
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                    SOUTHERN INVESTORS SERVICE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2003       2002
                                                             -------    -------
Cash Flows From Operating Activities:
   Net Loss                                                  $   (95)   $   (80)
   Changes in assets and liabilities:
     Decrease in notes receivable and other assets                13         16
     Increase in accounts payable and accrued expenses            78         73
                                                             -------    -------

       Net cash (used in) provided by operating activities        (4)         9
                                                             -------    -------

Cash Flows From Financing Activities:
   Payments on notes payable                                     ---        ---
                                                             -------    -------

       Net cash used in financing activities                     ---        ---
                                                             -------    -------

Net (Decrease) Increase in Cash                                   (4)         9

Beginning Cash                                                 2,194      2,242
                                                             -------    -------

Ending Cash                                                  $ 2,190    $ 2,251
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

     The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,855,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company's existing debt was to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) with the United States Bankruptcy Court (Bankruptcy Court). The Company currently anticipates that it will file its voluntary petition with the Bankruptcy Court during 2003 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company's remaining assets and the distribution of all the net proceeds therefrom to the Company's creditors. These financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states the Company's assets at approximately their liquidation values and states the Company's liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company's stockholders. The Company anticipates that it will take approximately nine months after the plan is filed to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company's liquidation process.

(2)  Summary of Significant Accounting Policies

     The accompanying unaudited financial statements have been prepared in accordance with the significant accounting policies included in the notes to the Company's latest annual report on Form 10-KSB. These financial statements should be read in conjunction with those notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Current Business Conditions, Operations, Certain Events and Uncertainties

     The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,855,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March

26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company's existing debt was to file a voluntary petition for relief under Chapter 11 with the Bankruptcy Court. The Company currently anticipates that it will file its voluntary petition during 2003 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company's remaining assets and the distribution of all the net proceeds therefrom to the Company creditors. The financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states the Company's assets at approximately their liquidation values and states the Company's liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes that the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company's stockholders. The Company anticipates that it will take approximately nine months after the plan is filed to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company's liquidation process.

Results of Operations

     The Company reported a net loss of ($95,000) or ($0.03) per share for the quarter ended March 31, 2003 compared with a net loss of ($80,000) or ($0.03) per share for the quarter ended March 31, 2002.

     Revenues primarily include the recognition of previously deferred gross profits from the sale of real estate.

     Operating expenses increased due to higher legal and professional fees and shareholder reporting expenses.

     The decrease in interest income is primarily due to the lower interest rates during 2003.

Liquidity and Capital Resources

     As of March 31, 2003, the Company was delinquent on notes payable and other long-term debt of approximately $4,855,000 and interest payments of $3,138,000. As of March 31, 2003, the Company had recorded accounts payable and accrued expenses (including interest) and other liabilities of $3.2 million. Due to the sale of Lajitas, the Company has sufficient funds to pay its current general and administrative operating expenses; however, the Company is unable to repay its notes payable at the face amounts and the related accrued interest.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report of the Company on Form 10-QSB for the period ended March 31, 2003, the Company's Chief Executive Officer, its President and Principal Executive Officer and its Senior Vice President - Finance and Principal Financial and Accounting Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the Chief Executive Officer and the Senior Vice President - Finance and Principal Financial and Accounting Officer of the Company has certified that the Quarterly Report of the Company on Form 10-QSB for the period ended March 31, 2003 (this "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits Required by Item 601 of Regulation S-B.

                                                            *Filed Herein or
                                                       Incorporated by Reference
                       Exhibit                             from Exhibit

3        (a) Certificate of Incorporation, as          3(a) 1989 Form 10-K
             Amended, through June 6, 1989
         (b) Articles of Amendment to Certificate      3(b) 1989 Form 10-K
             of Incorporation dated June 7, 1989
         (c) Articles of Amendment to Certificate      3(c) 1993 Form 10-K
             of Incorporation dated May 21, 1993
         (d) Bylaws, as Amended, through date          3(d) June 30, 1989 Form
             10-K hereof

99.1         Certifications Furnished Pursuant to 18 U.S.C.    *
             Section 1350, As Adopted Pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K.

   None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SOUTHERN INVESTORS SERVICE COMPANY, INC.


                                       /s/ Walter M. Mischer, Jr.
                                      ------------------------------------
                                      WALTER M. MISCHER, JR.
                                      President - Principal Executive Officer


                                       /s/ Eric Schumann
                                      ------------------------------------
                                      ERIC SCHUMANN
                                      Senior Vice President - Finance
                                      Principal Financial and Accounting Officer


                                      DATE: May 14, 2003

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

     Date: May 14, 2003              /s/  Walter M. Mischer, Sr.
                                     -------------------------------------------

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the " Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     Date: May 14, 2003      /s/  Walter M. Mischer, Jr.
                             ---------------------------------------------------

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the " Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     Date: May 14, 2003         /s/  Eric Schumann
                                ----------------------------------------------

                                     Name: Eric Schumann
                                     Title:   Senior Vice President - Finance
                                     Principal Financial and Accounting Officer