Form 10QSB
period 2003-06-30
SOUTHERN INVESTORS SERVICE CO INC
filed 2003-08-14
CIK 66849

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Issuer’s telephone number

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,168,929 as of August 8, 2003, Common Stock $1.00 Par Value

Transitional Small Business Disclosure Format (Check One):

Yes ☐;  No ☒

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The Financial Statements included herein have been prepared by Southern Investors Service Company, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the Financial Statements and notes thereto included in the Company’s latest annual report on Form 10-KSB. In the opinion of the management of the Company, all adjustments necessary to present a fair statement of the results for the interim periods have been made.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

BALANCE SHEET

June 30, 2003

(Thousands of Dollars)

(Unaudited)

ASSETS
Cash	$2,169
Equity in Real Estate Joint Ventures, Net	286
Notes Receivable and Other Assets	26

Total assets	$2,481

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Notes payable, matured	$4,859
Accounts payable and accrued expenses	3,274

Total liabilities	8,133

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $1 par, 1,000,000 shares authorized, none issued	—
Common stock, $1 par, 10,000,000 shares authorized, 3,281,331 shares issued	3,281
Additional paid-in capital	3,031
Retained deficit	(11,838)
Less treasury stock, 112,402 shares, at cost	(126)

Total stockholders’ deficit	(5,652)

Total liabilities and stockholders’ deficit	$2,481

The accompanying notes are an integral part of these financial statements.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF LOSS

(Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$7	$32	$15	$38
Operating Expenses	(38)	(46)	(73)	(67)

Loss from Operations	(31)	(14)	(58)	(29)
Interest Income	10	11	20	23
Interest Expense	(78)	(79)	(156)	(156)

Net Loss	$(99)	$(82)	$(194)	$(162)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.03)	$(0.06)	$(0.05)

Average Number of Shares Outstanding	3,168,929	3,168,929	3,168,929	3,168,929

The accompanying notes are an integral part of these financial statements.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities:
Net Loss	$(194)	$(162)
Change in assets and liabilities:
Decrease in notes receivable and other assets	13	15
Increase in accounts payable and accrued expenses	156	137

Net cash used in operating activities	(25)	(10)

Net Decrease in Cash	(25)	(10)
Beginning Cash	2,194	2,242

Ending Cash	$2,169	$2,232

The accompanying notes are an integral part of these financial statements.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

(1)    Current Business Conditions

Southern Investors Service Company, Inc. (the Company), was incorporated under the laws of the State of Delaware in 1972. Prior to 1990, the Company was engaged in the ownership and development of real estate primarily in the Houston, Texas area. The operations of the Company were significantly reduced during 1990, as a result of various debt settlements with lenders and other creditors. These settlements resulted in the transfer of substantially all of the Company’s holdings to its creditors. The Company’s operations since 1990 have been limited to attempts to settle or restructure the Company’s remaining liabilities. The Company’s operations also included the management of residential developments and two office buildings owned by others. During 1998, the majority of these residential projects were sold by the owners and therefore the Company no longer is managing these projects. Effective January 1, 1999, the Company ceased all management activity and all employees related to this activity were terminated.

The Company determined in late 1999 that the sale of Lajitas (a resort property in west Texas), its sole remaining operating asset, would facilitate the Company’s ability to settle its existing liabilities most favorably. As a result, the Company retained the National Auction Group, Inc. (National Auction) to conduct an auction of Lajitas. The auction was conducted on February 24, 2000 and the property was sold for $3,950,000. The sale of the Lajitas property closed on May 2, 2000. During 2000, the Company realized a gain on the sale of Lajitas of $755,000 and received net cash proceeds of approximately $2.4 million, after the payment of a mortgage note related to the property sold.

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,859,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) with the United States Bankruptcy Court (Bankruptcy Court). The Company currently anticipates that it will file its voluntary petition with the Bankruptcy Court during 2003 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds therefrom to the Company’s creditors. These financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states the Company’s assets at approximately their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months after the plan is filed to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

(2)    Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with the significant accounting policies included in the notes to the Company’s latest annual report on Form 10-KSB. These financial statements should be read in conjunction with those notes.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this section and elsewhere in this report are forward looking statements and, although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company’s business and financial results are subject to various risks and uncertainties, including the Company’s ability to settle or restructure its remaining debt and other obligations and to generate positive cash flow to cover its operating expenses, that may cause actual results to differ materially from the Company’s expectations. The Company does not intend to provide updated information other than as otherwise required by applicable law. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this paragraph and elsewhere in this report.

Current Business Conditions, Operations, Certain Events and Uncertainties

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,859,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 with the Bankruptcy Court. The Company currently anticipates that it will file its voluntary petition during 2003 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds therefrom to the Company’s creditors. The financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states the Company’s assets at approximately their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes that the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months after the plan is filed to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

Results of Operations

The Company reported a net loss of ($194,000) or ($ 0.06) per share for the six months ended June 30, 2003 compared with a net loss of ($162,000) or ($ 0.05) per share for the six months ended June 30, 2002.

Revenues primarily include the recognition of previously deferred gross profits from the sale of real estate which were higher for the first six months of 2002.

Operating expenses increased during 2003 due to higher legal and professional fees and shareholder reporting expenses.

The decrease in interest income is primarily due to the lower interest rates during 2003.

Liquidity and Capital Resources

As of June 30, 2003, the Company was delinquent on notes payable and other long-term debt of approximately $4,859,000 and interest payments of $3,211,000. As of June 30, 2003, the Company had recorded accounts payable and accrued expenses (including interest) and other liabilities of $3.3 million. Due to the sale of Lajitas, the Company has sufficient funds to pay its current general and administrative operating expenses; however, the Company is unable to repay its notes payable at the face amounts and the related accrued interest.

In assessing the Company’s liquidity, the impact of income taxes has been considered. The Company does not expect its cash flow to be affected by income taxes in the foreseeable future because of its net operating loss carry forward.

The impact of inflation on the Company over the past several years has not been material.

No major additions to property, plant and equipment are currently anticipated.

ITEM 3.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, its President and Principal Executive Officer and its Senior Vice President – Finance and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period presented in this report. Based on this evaluation, the Chief Executive Officer, the President and Principal Executive Officer and the Senior Vice President – Finance and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in reports that the Company files or submits under the Securities Exchange Act of 1934.

Changes in Internal Controls

The Company’s management, including the Chief Executive Officer, the President and Principal Executive Officer and the Senior Vice President – Finance and Principal Financial and Accounting Officer, reviewed the Company’s internal control over financial reporting as of the end of the quarterly period presented in this report and concluded that there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    CHANGES IN SECURITIES

None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 28, 2003, at which time the stockholders elected the Company’s directors and ratified the appointment of Weinstein Spira & Company as independent public accountants for the Company for the year ending December 31, 2003. The results were as follows:

	For	Against/ Withheld	Abstain	Broker Non-Votes
Directors:
Walter M. Mischer, Sr.	1,722,238	15,640	—	—
Walter M. Mischer, Jr.	1,722,238	15,640	—	—
Eric Schumann	1,722,238	15,640	—	—
Accountants	1,737,778	100	—	—

ITEM 5.    OTHER INFORMATION

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the Chief Executive Officer and the Senior Vice President—Finance and Principal Financial and Accounting Officer of the Company has certified that the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 2003 (this “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits Required by Item 601 of Regulation S-B.

	Exhibit	*Filed Herein or Incorporated by Reference from Exhibit
3	(a) Certificate of Incorporation, as Amended, through June 6, 1989	3(a) 1989 Form 10-K

	(b) Articles of Amendment to Certificate of Incorporation dated June 7, 1989	3(b) 1989 Form 10-K

	(c) Articles of Amendment to Certificate of Incorporated dated May 21, 1993	3(c) 1993 Form 10-K

	(d) Bylaws, as Amended, through date hereof	3(d) June 30, 1989 Form 10-K

31.1	Certification of Walter M. Mischer, Sr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Walter M. Mischer, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.3	Certification of Eric Schumann Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

B.    Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

/s/ Walter M. Mischer, Jr.
WALTER M. MISCHER, JR.
President—Principal Executive Officer

/s/ Eric Schumann
ERIC SCHUMANN
Senior Vice President—Finance
Principal Financial and Accounting Officer

DATE: August 14, 2003