Form 10QSB
period 2003-09-30
SOUTHERN INVESTORS SERVICE CO INC
filed 2003-11-14
CIK 66849

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,168,929 as of November 10, 2003, Common Stock $1.00 Par Value

Transitional Small Business Disclosure Format (Check One):

Yes ☐;     No ☒

PART I – FINANCIAL INFORMATION

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

SOUTHERN INVESTORS SERVICE COMPANY, INC.

BALANCE SHEET

September 30, 2003

(Thousands of Dollars)

(Unaudited)

ASSETS
Cash	$2,156
Equity in Real Estate Joint Ventures, Net	286
Notes Receivable and Other Assets	26

Total assets	$2,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Notes payable, matured	$4,864
Accounts payable and accrued expenses	3,348

Total liabilities	8,212

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $1 par, 1,000,000 shares authorized, none issued	—
Common stock, $1 par, 10,000,000 shares authorized, 3,281,331 shares issued	3,281
Additional paid-in capital	3,031
Retained deficit	(11,930)
Less treasury stock, 112,402 shares, at cost	(126)

Total stockholders’ deficit	(5,744)

Total liabilities and stockholders’ deficit	$2,468

The accompanying notes are an integral part of this financial statement.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF LOSS

(Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$2	$10	$17	$48
Operating Expenses	(25)	(52)	(98)	(120)

Loss from Operations	(23)	(42)	(81)	(72)
Interest Income	10	13	30	37
Interest Expense	(79)	(79)	(235)	(235)

Net Loss	$(92)	$(108)	$(286)	$(270)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.03)	$(0.09)	$(0.08)

Average Number of Shares Outstanding	3,168,929	3,168,929	3,168,929	3,168,929

The accompanying notes are an integral part of these financial statements.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Net Loss	$(286)	$(270)
Change in assets and liabilities:
Decrease in notes receivable and other assets	13	16
Increase in accounts payable and accrued expenses	235	216

Net cash used in operating activities	(38)	(38)

Net Decrease in Cash	(38)	(38)
Beginning Cash	2,194	2,242

Ending Cash	$2,156	$2,204

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

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,864,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) with the United States Bankruptcy Court (Bankruptcy Court). The Company currently anticipates that it will file its voluntary petition with the Bankruptcy Court on or before December 31, 2003 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds therefrom to the Company’s creditors whose claims are ultimately allowed by the Bankruptcy Court. These financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states the Company’s assets at approximately their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months after the plan is filed to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

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

Current Business Conditions, Operations, Certain Events and Uncertainties

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,864,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 with the Bankruptcy Court. The Company currently anticipates that it will file its voluntary petition on or before December 31, 2003 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds therefrom to the Company’s creditors whose claims are ultimately allowed by the Bankruptcy Court. The financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states the Company’s assets at approximately their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes that the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months after the plan is filed to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

Results of Operations

The Company reported a net loss of ($286,000) or ($ 0.09) per share for the nine months ended September 30, 2003 compared with a net loss of ($270,000) or ($ 0.08) per share for the nine months ended September 30, 2002.

Revenues primarily include the recognition of previously deferred gross profits from the sale of real estate which were higher for the first nine months of 2002.

Operating expenses decreased during 2003 due to higher legal and professional fees paid in 2002.

Liquidity and Capital Resources

As of September 30, 2003, the Company was delinquent on notes payable and other long-term debt of approximately $4,864,000 and interest payments of $3,286,000. As of September 30, 2003, the Company had recorded accounts payable and accrued expenses (including interest) and other liabilities of $3,348,000. Due to the sale of Lajitas, the Company has sufficient funds to pay its current general and administrative operating expenses; however, the Company is unable to repay its notes payable at the face amounts and the related accrued interest.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the Chief Executive Officer and the Senior Vice President

– Finance and Principal Financial and Accounting Officer of the Company has certified that this report for the quarterly period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

SOUTHERN INVESTORS SERVICE COMPANY, INC.

/s/ Walter M. Mischer, Jr.
WALTER M. MISCHER, JR.
President – Principal Executive Officer

/s/ Eric Schumann
ERIC SCHUMANN
Senior Vice President – Finance
Principal Financial and Accounting Officer

DATE: November 14, 2003