Form 10KSB
period 2003-12-31
SOUTHERN INVESTORS SERVICE CO INC
filed 2004-03-29
CIK 66849

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 04863

SOUTHERN INVESTORS SERVICE COMPANY, INC.

(Name of small business issuer in its charter)

Delaware	74-1223691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2727 North Loop West, Suite 200, Houston, Texas	77008
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (713) 869-7800

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $1.00 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    ☒

State issuer’s revenues for its most recent fiscal year. $22,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $0.00 as of March 24, 2004.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,168,929 shares, Common Stock $1.00 par value per share as of March 24, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Company’s proxy statement for the 2004 annual meeting of shareholders is incorporated by reference into Part III.

Transitional Small Business Format (check one)    Yes  ☐    No  ☒

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

Continued Operations and Ongoing Concern Matters

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,869,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (Chapter 11) with the United States Bankruptcy Court (Bankruptcy Court). The Company is in the process of preparing a plan of liquidation and currently anticipates that it will file its voluntary petition during 2004. Any such plan of liquidation submitted to the Bankruptcy Court will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds from the disposition to the Company’s creditors.

The Financial Statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at approximately their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes that the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

Interest in Real Estate Joint Ventures

The Company has a 5.8% partnership interest in a ten-story office building located at 2707 North Loop West in Houston, Texas. The Company also has a 5% cash flow interest in a seven-story office building located at 2727 North Loop West, in Houston, Texas, where its corporate headquarters are located.

Employees

The Company has no paid employees as of December 31, 2003. The Company’s management is conducted pursuant to an oral management agreement with a company affiliated with the Chairman of the Board and Chief Executive Officer. The management agreement provides the Company accounting and other administrative services and related office facilities and supplies in exchange for a management fee paid by the Company in the amount of $1,000 per month.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located in northwest Houston and rent and other expenses are included in the management fee paid by the Company pursuant to the oral management agreement discussed above. The Company also has a 5% cash flow interest in a seven-story office building located at 2727 North Loop West, in Houston, Texas, where its corporate headquarters are located. In addition, the Company has a 5.8% partnership interest in a ten-story office building located at 2707 North Loop West, in Houston, Texas. The Company has planned no significant additions to its properties for 2004.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and is not aware of any proceeding being contemplated by a government authority.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company’s common stock. According to National Quotation Bureau, Incorporated, the last reported price of the Company’s common stock was $.0625 on June 18, 1993. There were no prices quoted after that date.

The approximate number of holders of record of the Company’s stock as of March 24, 2004 was 502. No dividends have been paid by the Company since its inception and the Company has no plans to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,869,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 with the Bankruptcy Court. The Company is in the process of preparing a plan of liquidation and currently anticipates that it will file its voluntary petition during 2004. Any such plan of liquidation submitted to the Bankruptcy Court will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds from the disposition to the Company’s creditors.

The Financial Statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at approximately their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes that the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

Results of Operations

The Company reported a net loss of ($384,000) for 2003 compared with a net loss of ($328,000) in 2002.

Revenues primarily include the recognition of previously deferred gross profits from the sale of real estate.

The decrease in interest income is primarily due to the lower interest rates during 2003.

Liquidity and Capital Resources

As of December 31, 2003, the Company was delinquent on notes payable and other long-term debt of approximately $4,869,000 and interest payments of $3,360,000. As of December 31, 2003, the Company had recorded accounts payable and accrued expenses (including interest) and other liabilities of $3,423,000. Due to the sale of Lajitas, the Company has sufficient funds to pay its current general and administrative operating expenses; however, the Company is unable to repay its notes payable at the face amounts and the related accrued interest.

In assessing the Company’s liquidity, the impact of income taxes has been considered. The Company does not expect its cash flow to be affected by income taxes in the foreseeable future because of its net operating loss carry forward. The Company’s federal income taxes are disclosed in Note 4 of the Notes to Financial Statements of the Company.

The impact of inflation on the Company over the past several years has not been material.

No major additions to property, plant and equipment are currently anticipated.

ITEM 7. FINANCIAL STATEMENTS

The following financial statement data required pursuant to this item are included with this report:

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in its Current Report on Form 8-K dated August 26, 2002, on August 12, 2002, the Company dismissed Arthur Andersen LLP (“Andersen”) as the Company’s independent auditor, upon the unanimous recommendation of the Company’s Audit Committee and the unanimous approval of its Board of Directors.

Andersen’s audit report on the consolidated financial statements of the Company and its subsidiaries for the year ended December 31, 2001 contained the following paragraphs reporting that substantial doubt existed as to the Company’s ability to continue as a going concern:

The Company’s cash flow from operations has not been adequate to meet the Company’s obligations for the past several years. As of December 31, 2001, the Company had sold substantially all of its operating assets and continues to have a deficit in stockholders’ equity. As described in Note 1 to the financial statements, even though the Company has restructured certain indebtedness in the last several years and sold substantially all of its operating assets, it continues to be delinquent on $4,831,000 of debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Also as described in Note 1 to the financial statements, on March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under the bankruptcy laws. The Company currently anticipates filing a plan of liquidation during 2002.

The accompanying financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at approximately their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the audits of the years ended December 31, 2001 and December 31, 2000 and during the interim period from January 1, 2002 up to and including August 12, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with Andersen’s report.

Effective as of August 12, 2002, Weinstein Spira & Company, PC was approved by the Company’s Audit Committee and Board of Directors as the Company’s new independent auditors. Prior to such date management of the Company had not previously consulted with Weinstein Spira & Company, PC concerning any accounting, auditing or reporting matter.

In accordance with Item 304(a)(3) of Regulation S-B, the Company requested Andersen to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in the Form 8-K referenced above. A representative of Andersen informed the Company that Andersen is no longer furnishing such letters, and therefore, pursuant to Item 304T of Regulation S-B, no such letter was filed with such Form 8-K.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer, its President and its Senior Vice President – Finance and Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There was no change in the Company’s internal control over financial reporting that occurred in the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information required by Item 9 is contained in the Company’s proxy statement to be used in connection with its 2004 annual meeting of stockholders under the captions “Principal Security Holders”, “Executive Officers” and “Nominees for Director,” which information is incorporated herein by reference.

The Company has a code of ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. The Company will provide any person without charge, upon request, a copy of such code of ethics. Any such request should be sent in writing and addressed to: Southern Investors Service Company, Inc., Attention: Corporate Secretary, 2727 North Loop West, Suite 200, Houston, Texas 77008.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is contained in the Company’s proxy statement to be used in connection with its 2004 annual meeting of stockholders under the caption “Executive Compensation,” which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 is contained in the Company’s proxy statement to be used in connection with its 2004 annual meeting of stockholders under the captions “Principal Security Holders” and “Nominees for Director,” which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is contained in the Company’s proxy statement to be used in connection with its 2004 annual meeting of stockholders under the captions “Principal Security Holders”, “Executive Officers” and “Nominees for Director,” which information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits Required by Item 601 of Regulation S-B

	Exhibit	*Filed Herein or Incorporated by Reference from Exhibit
3	(a) Certificate of Incorporation, as Amended, through June 6, 1989	3(a) 1989 Form 10-K

	(b) Articles of Amendment to Certificate of Incorporation dated June 7, 1989	3(b) 1989 Form 10-K

	(c) Articles of Amendment to Certificate of Incorporated dated May 21, 1993	3(c) 1993 Form 10-K

	(d) Bylaws, as Amended, through date hereof	3(d) June 30, 1989 Form 10-K

31.1	Certification of Walter M. Mischer, Sr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Walter M. Mischer, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.3	Certification of Eric Schumann Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(B)	Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is contained in the Company’s proxy statement to be used in connection with its 2004 annual meeting of stockholders under the captions “ Relationship With Independent Public Accountants: Fees,” which information is incorporated herein by reference.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Southern Investors Service Company, Inc.:

We have audited the accompanying balance sheet of Southern Investors Service Company, Inc. (a Delaware Corporation) (the Company) as of December 31, 2003, and the related statements of loss, changes in stockholders’ deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Investors Service Company, Inc. as of December 31, 2003, and the results of its operations and its cash flows for years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

The Company’s cash flow from operations has not been adequate to meet the Company’s obligations for the past several years. As of December 31, 2003, the Company had sold substantially all of its operating assets and continues to have a deficit in stockholders’ equity. As described in Note 1 to the financial statements, even though the Company has restructured certain indebtedness in the last several years and sold substantially all of its operating assets, it continues to be delinquent on $4,869,000 of debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Also as described in Note 1 to the financial statements, on March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under the bankruptcy laws. The Company currently anticipates filing a plan of liquidation during 2004.

The accompanying financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at approximately their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

Weinstein Spira & Company

Houston, Texas

March 25, 2004

SOUTHERN INVESTORS SERVICE COMPANY, INC.

BALANCE SHEET

DECEMBER 31, 2003

(Thousands of Dollars)

ASSETS

CASH	$2,138
EQUITY IN REAL ESTATE JOINT VENTURES, NET	286
NOTES RECEIVABLE AND OTHER ASSETS	26

Total assets	$2,450

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Notes payable, matured	$4,869
Accounts payable and accrued expenses	3,423

Total liabilities	8,292

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $1 par, 1,000,000 shares authorized, none issued	—
Common stock, $1 par, 10,000,000 shares authorized, 3,281,331 shares issued	3,281
Additional paid-in capital	3,031
Retained deficit	(12,028)
Less treasury stock, 112,402 shares, at cost	(126)

Total stockholders’ deficit	(5,842)

Total liabilities and stockholders’ deficit	$2,450

The accompanying notes are an integral part of these financial statements.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF LOSS

(Thousands of Dollars, Except Per Share Amounts)

	Year Ended December 31,
	2003	2002
REVENUES	22	65
OPERATING EXPENSES	128	129

LOSS FROM OPERATIONS	(106)	(64)
INTEREST INCOME	36	50
INTEREST EXPENSE	(314)	(314)

LOSS BEFORE INCOME TAXES	(384)	(328)
INCOME TAXES	—	—

NET LOSS	$(384)	$(328)

BASIC AND DILUTED
LOSS PER COMMON SHARE	$(0.12)	$(0.10)

AVERAGE NUMBER OF SHARES OUTSTANDING	3,168,929	3,168,929

The accompanying notes are an integral part of these financial statements.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Thousands of Dollars)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Treasury Stock	Total Stockholders’ Deficit
	Shares	Amount
Balance-December 31, 2001	3,281,331	$3,281	$3,031	$(11,316)	$(126)	$(5,130)
Net Loss				(328)		(328)

Balance-December 31, 2002	3,281,331	3,281	3,031	(11,644)	(126)	(5,458)
Net Loss				(384)		(384)

Balance-December 31, 2003	3,281,331	$3,281	$3,031	$(12,028)	$(126)	$(5,842)

The accompanying notes are an integral part of these financial statements.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(384)	$(328)
Change in assets and liabilities:
(Increase) Decrease in notes receivable and other assets	13	(15)
Increase in accounts payable and accrued expenses	315	295

Net cash used in operating activities and net decrease in cash	(56)	(48)
Beginning cash	2,194	2,242

Ending cash	$2,138	$2,194

The accompanying notes are an integral part of these financial statements.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

(1)	Current Business Conditions

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

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,869,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (Chapter 11) with the United States Bankruptcy Court (Bankruptcy Court). The Company is in the process of preparing a plan of liquidation and currently anticipates that it will file its voluntary petition during 2004. Any such plan of liquidation submitted to the Bankruptcy Court will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds from the disposition to the Company creditors.

These financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at approximately their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

(2)	Summary of Significant Accounting Policies

Income and expenses are recorded on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The investments in real estate joint ventures in which the Company’s ownership is less than 20% are carried at cost unless the Company exercises significant influence. The Company’s most significant estimates and assumptions relate to evaluating its real estate joint ventures for impairment.

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

LOSS PER COMMON SHARE

Loss per common share was computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” issued by the Financial Accounting Standards Board during 1997.

PREFERRED STOCK

The Company has authorized 1 million shares of $1.00 par value preferred stock. No such stock has been issued. The preferred stock may be issued in one or more series, with the shares in each such series having such voting powers and such designations, preferences and relative participating, optional redemption, conversion, exchange and other special rights and restrictions as may be fixed by a resolution of the Company’s Board of Directors.

CASH AND CASH EQUIVALENTS

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2003, there were deposits in excess of federally insured limits.

(3)	Equity in Real Estate Joint Ventures

The Company has investments in two ventures accounted for on the cost method. These ventures had a book value of $286,000 as of December 31, 2003.

Management continues to monitor the impact of changes in economic conditions to determine the effect on the carrying value of its equity in real estate joint ventures in accordance with SFAS No. 144. The effect of any significant changes will be reported in income in the period such effect can be reasonably estimated.

(4)	Federal Income Taxes

The estimated income tax effect of temporary differences and tax attributes representing deferred income tax liabilities and assets is summarized as follows:

(Thousands of Dollars)	December 31, 2003
Deferred income tax asset due to:
Tax loss carry forwards	$7,183
Other	25

Gross deferred income tax asset	7,208
Deferred income tax liability due to:
Basis difference in investment in joint ventures	(661)

Net deferred income tax asset	6,547
Less-Valuation allowance	(6,547)

$—

The Company estimates that as of December 31, 2003, its loss carry forward for federal income tax reporting purposes, was approximately $21.1 million, of which approximately $3.0 million was a capital loss carry forward. The loss carry forward will begin to expire in 2004. The tax benefit of the operating loss carry forward has been recognized to the extent of the deferred income taxes provided on temporary differences which are expected to reverse during the carry forward period. The valuation allowance as of December 31, 2003 totaled $6,547,000, a decrease of approximately $1,462,000 from December 31, 2002.

A reconciliation of the provision (benefit) for federal income tax at the effective statutory rate to the effective rate for financial reporting is as follows:

	Year Ended December 31,
(Thousands of Dollars)	2003		2002
Tax benefit at statutory rate	$(131)	(34)%	$(112)	(34)%
Unrecognized tax benefit	131	34%	112	34%

Tax provision (benefit) for financial reporting	$—	—%	$—	—%

No income taxes were paid during 2003 or 2002.

In October 1986, the Tax Reform Act of 1986 (the Act) was passed. The Act substantially changed the rules regarding the availability of a corporation’s operating loss carry forward following a significant change of ownership. Under most circumstances, the limitations on the use of the operating loss carry forward are imposed if the equity ownership of a corporation’s 5% stockholders increases by more than 50% over the lowest percentage of equity ownership of such stockholders during the three year period prior to the date of the ownership change. No change of ownership had occurred through December 31, 2003. The Taxpayer Relief Act of 1997, extended the net operating loss carry forward period from 15 to 20 years.

(5)	Notes Payable

The Company’s notes payable which are all currently past due are summarized as follows:

(Thousands of Dollars)	December 31, 2003
Matured notes, bearing interest at rates ranging from 6% to 12%	$1,429
Matured notes issued to various debenture holders, bearing interest at 6% (See Note 7)	3,440

$4,869

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

As of December 31, 2003, the Company had not received any notices of default or acceleration from any of its lenders.

As of December 31, 2003, in addition to the past due principal amounts set forth on the above table, the Company was also delinquent in accrued interest payments on its notes payable in the aggregate amount of $3,360,000.

No interest was paid on the indebtedness during the years ended December 31, 2003 and 2002.

(6)	Commitments and Contingencies

If the Company, in the light of its present circumstances, were required to make substantial cash expenditures in connection with future lawsuits and other claims, such expenditures would have a material adverse effect on the Company’s financial position.

(7)	Related Party Transactions

The Company has no paid employees and during 2000 entered into an oral management agreement with a company affiliated with Walter M. Mischer, Sr. and Walter M. Mischer, Jr. to provide accounting and other administrative services and related office facilities and supplies. These services are provided for a fee of $1,000 per month and totaled $12,000 for each of 2003 and 2002.

During 1993, in connection with the restructure of the Company’s debentures, the Company issued $3,440,000 in unsecured promissory notes to certain directors, stockholders and affiliates including notes to Mr. Mischer, Mr. Mischer, Jr., John D. Weil and John W. Storms, Trustee, in the aggregate principal amount of $2,995,000 to consolidate amounts due for the debentures held by them and accrued and unpaid interest. These notes bear interest at 6% compounded annually and were due October 2, 1996.

Mr. Mischer and Mr. Mischer, Jr. participate in real estate projects in the Houston area which may compete with the Company’s projects.

(8)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

(Thousands of Dollars)	December 31, 2003
Accrued interest payable	$3,360
Other accrued liabilities	63

$3,423

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

By:	/s/ Walter M. Mischer, Sr.
Walter M. Mischer, Sr.
Chairman of the Board
Chief Executive Officer

Date: March 25, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Walter M. Mischer, Sr.	Date: March 25, 2004
Walter M. Mischer, Sr. Chairman of the Board and Chief Executive Officer Director

/s/ Walter M. Mischer, Jr.	Date: March 25, 2004
Walter M. Mischer, Jr. President and Director Chief Operating Officer

/s/ Eric Schumann	Date: March 25, 2004
Eric Schumann Senior Vice President - Finance and Director Principal Financial and Accounting Officer