Form 10KSB/A
period 2003-12-31
SOUTHERN INVESTORS SERVICE CO INC
filed 2004-04-30
CIK 66849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 04863

SOUTHERN INVESTORS SERVICE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-1223691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2727 North Loop West, Suite 200,
Houston, Texas	77008
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 869-7800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $ 1.00 par value

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

Transitional Small Business Format (check one) Yes   ☐     No  ☒

PART III.

Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS

Each of the following persons is currently a member of the Board of Directors. Unless otherwise noted, the information provided in the column below captioned “Principal Occupation” indicates the principal occupation and employment of each nominee during the past five years and the name and principal business of any corporation or other organization in which such occupation or employment was carried on.

Nominees for Director	Age	Principal Occupation	Director of the Company Since
Walter M. Mischer (a)(b)(c)(d)(f)	81	Mr. Mischer is involved in managing his personal investments. He also serves as Chairman of the Board and Chief Executive Officer, Southern Investors Service Company, Inc., Houston, Texas.	1955
Walter M. Mischer, Jr. (b)(e)(f)	53	Mr. Mischer, Jr. is involved in managing his personal investments. He also serves as President and Chief Operating Officer, Southern Investors Service Company, Inc., Houston, Texas.	1976
Eric M. Schumann (c)(d)(f)	53	Mr. Schumann serves as chief financial officer for various companies affiliated with Mr. Mischer and Mr. Mischer, Jr. He also serves as Senior Vice President—Finance, Southern Investors Service Company, Inc., Houston, Texas.	2001

(a)	As a result of Mr. Mischer’s ownership of the shares of Common Stock as described in “Principal Security Holders” above, Mr. Mischer may be deemed to be a control person of the Company for reasons other than his position as a director of the Company. Mr. Mischer is the father of Walter M. Mischer, Jr.

(b)	Member of Executive Committee.

(c)	Member of Audit Committee.

(d)	Member of Compensation Committee.

(e)	Mr. Mischer, Jr. is the son of Walter M. Mischer.

(f)	Mr. Mischer, Mr. Mischer, Jr. and Mr. Schumann have also been employed by Wheatstone Investments, L.P., a real estate investment company affiliated with Mr. Mischer and Mr. Mischer, Jr., since January 1, 1999.

EXECUTIVE OFFICERS

The following persons are currently the executive officers of the Company. The term of office for which the following persons are to be elected for fiscal year 2004 will expire at the first Board of Directors meeting following the 2005 Annual Meeting of Stockholders of the Company or when their respective successors shall have been duly elected and shall have qualified.

Name	Age	Office	Served in Such Capacity Since
Walter M. Mischer	81	Chairman of the Board Chief Executive Officer	1969 1976

Walter M. Mischer, Jr.	53	President Chief Operating Officer	1981 1981

Eric M. Schumann	53	Senior Vice President-Finance	1992

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Based solely upon a review of copies of reports filed with the SEC and written representations from certain of the Company’s directors and executive officers that no other reports were required, the Company notes that all forms required to be filed during fiscal 2002 under Section 16(c) were timely filed.

Item 10. Executive Compensation.

The Company did not pay any compensation to Walter M. Mischer, the Chief Executive Officer, in 2003, 2002 or in 2001. No other executive officer of the Company received aggregate direct remuneration from the Company and its subsidiaries in excess of $100,000 during the 2003, 2002 and 2001 fiscal years. The Company has no stock option, retirement or pension plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SECURITY HOLDERS

To the best knowledge of the Company, the following table sets forth all persons beneficially owning more than 5% of the Common Stock at April 29, 2004. Unless otherwise indicated, each of the following persons may be deemed to have sole voting and dispositive power with respect to such shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Walter M. Mischer	915,240	(a)	28.88%
2727 North Loop West, Suite 200
Houston, Texas 77008

FCLT Loans, L.P.	805,156		25.41%
1021 Main St., Suite 250
Houston, Texas 77002

John D. Weil	335,695	(b)	10.59%
200 North Broadway, Suite 825
St. Louis, Missouri 63102

Texas Commerce Bank National Association	307,549		9.71%
P. O. Box 2558
Houston, Texas 77252

(a)	The number of shares of the Common Stock set forth as being beneficially owned by Mr. Mischer includes 2,250 shares of Common Stock that Mr. Mischer holds as custodian for his grandchildren.
(b)	The number of shares of Common Stock set forth as being beneficially owned by Mr. Weil includes 308,695 shares of Common Stock held by Mr. Weil and 27,000 shares of Common Stock held by trusts of which Mr. Weil is the trustee.

Securities Owned Beneficially by Management at April 29, 2004

Name	Amount and Nature of Beneficial Owner(a)		Percent of Class
Walter M. Mischer	915,240	(b)	28.9%
Walter M. Mischer, Jr.	19,044	(c)(d)(e)
Eric M. Schumann	—		—
All directors and executive officers as a group	934,284		29.5%

(a)	Except as otherwise described herein, each nominee may be deemed to have sole voting and dispositive power with respect to his shares.

(b)	Includes 2,250 shares held by Mr. Mischer as custodian for his grandchildren.

(c)	Includes 50 shares held by Mr. Mischer, Jr. as custodian, and 800 shares held by trusts of which Mr. Mischer, Jr. serves as co-trustee and as to which he shares voting and dispositive power.

(d)	Does not include 120,548 shares of Common Stock held by the Walter M. Mischer, Jr. 1972 Trust. Mr. Mischer, Jr. is the sole beneficiary of such trust, but does not exercise any voting or dispositive power with respect to any securities held by such trust.

(e)	Less than 1%.

Item 12. Certain Relationships and Related Transactions.

Certain Transactions

Sale of Lajitas

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

The sale of Lajitas included the sale of the capital stock of Lajitas Utility Co., Inc. (Lajitas Utility), a company which provides water and related utility services to the resort town. The Lajitas Utility facilities were in need of certain repairs and improvements, which were ordered by regulatory agencies. The transfer of the capital stock of Lajitas Utility was also subject to the approval of the regulatory agency. Subsequent to the auction, the estimated costs of these repairs increased and, as a result, the Company and the buyer entered into a series of discussions in order to resolve this matter and to obtain the necessary approvals. As a result of these negotiations, the Company agreed to a reduction in the purchase price of $400,000.

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

The 1982 Partnership

In 1982 the Board of Directors instituted a Key Employee Equity Participation Incentive Plan (Incentive Plan) designed to provide incentive compensation for certain key employees of Mischer Development, Inc. (MDI), the Company’s former wholly owned subsidiary engaged in developing and managing office buildings. To implement the Incentive Plan, the Compensation Committee of the Board of Directors allocated to the participating employees, in the aggregate, a 4.58% interest in a limited partnership formed in January 1982 (1982 Partnership). Their interests in the 1982 Partnership are as follows: Walter M. Mischer, Jr., President, Chief Operating Officer, and director—1.67%; C. Ronald Blankenship—1.67%; George Ruhlen—0.83%; and Robert E. McDonald—0.41%. The limited partners made capital contributions to the 1982 Partnership at the time of its formation. The 1982 Partnership owns a 20% equity interest in a ten-story office building in Houston, Texas completed in 1983. As of the date of this Proxy Statement, the value, if any, ultimately realizable from a limited partner’s interest in the 1982 Partnership is not ascertainable.

Other Transactions

During 1992, the Company restructured the debt of one of its partnerships. In connection with this restructure, the Company issued a $300,000 principal amount note payable to the other joint venture partner. This note was secured by the Company’s 20% equity interest in the venture and was due September 1995. Due to the Company’s financial condition, it was unable to retire this note at maturity. During December 1995, the partnership through which the Company held its 20% interest in the joint venture admitted a new class of limited partner (a company affiliated with Walter M. Mischer) in exchange for a capital contribution of $306,000. These funds were used to repay the note and accrued interest. In exchange for the capital contribution, the new limited partner will receive (i) the first $306,000 of any future cash flow, (ii) interest on the $306,000 at 10% compounded annually, and (iii) 66 2/3% of any remaining cash flow. As a result of this transaction, the Company’s effective ownership in this partnership was reduced to 5.8%.

The Company has no paid employees, and during 2000 entered into an oral management agreement with a company affiliated with Walter M. Mischer to provide accounting and other administrative services and related office facilities and supplies. These services are provided for a fee of $1,000 per month and totaled $12,000 for each of 2003, 2002 and 2001.

During 1996, the Company executed a note payable to Mr. Mischer which note was secured by receivables, was payable monthly as collections on the related receivables are received, and bore interest at the rate of 9%, with a final maturity of July 2001. During 2000, the Company made principal payments aggregating $65,000 in connection with this note. As of December 31, 2000, the outstanding principal balance was $124,000, and the note was paid in full during 2001. During 1999, the Company executed an additional promissory note in the principal amount of $200,000 payable to Mr. Mischer. This note was secured by the Company’s ownership interest in a real estate partnership, bore interest at 8% and was due March 31, 2000. During 1999, the Company borrowed $162,000 on this note, the proceeds of which were used to fund the auction expenses in connection with the proposed sale of Lajitas. The auction expenses were refunded to the Company at the closing of the Lajitas sale and accordingly the note was repaid.

During 1993, in connection with the restructure of the Company’s debentures, the Company issued $3,440,000 in unsecured promissory notes to certain directors, stockholders and affiliates, including notes to Mr. Mischer, Mr. Mischer, Jr., John D. Weil and John W. Storms, Trustee, in the aggregate principal amount of $2,995,000 to consolidate amounts due for the debentures held by them and accrued and unpaid interest. These notes bear interest at 6% compounded annually and were due October 2, 1996. No payments have been made on these notes to date.

Item 13. Exhibits and Reports on Form 8-K

(A) Exhibits

	Exhibit	*Filed Herein or Incorporated by Reference from Exhibit
3	(a) Certificate of Incorporation, as Amended, through June 6, 1989	3(a) 1989 Form 10-K
	(b) Articles of Amendment to Certificate of Incorporation dated June 7, 1989	3(b) 1989 Form 10-K
	(c) Articles of Amendment to Certificate of Incorporated dated May 21, 1993	3(c) 1993 Form 10-K
	(d) Bylaws, as Amended, through date hereof	3(d) June 30, 1989 Form 10-K
31.1	Certification of Walter M. Mischer, Sr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Eric Schumann Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

(B) Reports on Form 8-K

None.

Item 14. Principal Accountant Fees and Services.

Andersen and Weinstein billed the Company the following fees for the fiscal years ended December 31, 2002 and 2003:

Audit Fees

Fees billed to the Company by Andersen during the Company’s 2002 fiscal year for professional services rendered in connection with Andersen’s review and audit of the Company’s annual financial statements for the year ended December 31, 2001 and Andersen’s review of the financial statements included in the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002 totaled $15,000.

Fees billed to the Company by Weinstein for the Company’s 2002 and 2003 fiscal years for professional services rendered in connection with Weinstein’s review of the financial statements included in the Company’s quarterly reports on Form 10-QSB for the quarter ended June 30, 2002 and for subsequent quarterly reports. Weinstein’s review and audit of the Company’s annual financial statements for the years ended December 31, 2002 and 2003 totaled $12,000 and $16,000, respectively.

Financial Information Systems Design and Implementation Fees

The Company did not engage Andersen or Weinstein to provide advice to the Company regarding financial information systems design and implementation during the fiscal years ended December 31, 2002 and 2003.

All Other Fees

Weinstein billed the Company $2,000 for worked performed during 2002 in connection with the Company’s Chapter 11 plans. The Company did not engage Andersen or Weinstein to provide any other non audit or tax related services during the fiscal years ended December 31, 2002 and 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

By:

/s/ Walter M. Mischer, Sr.

Walter M. Mischer, Sr.

Chairman of the Board

Chief Executive Officer

Date: April 29, 2004