Form 10KSB/A
period 2003-12-31
SOUTHERN INVESTORS SERVICE CO INC
filed 2004-05-11
CIK 66849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 2

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $0.00 as of May 10 , 2004.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

3,168,929 shares, Common Stock $1.00 par value per share as of May 10 , 2004

Transitional Small Business Format (check one)    Yes  ☐  No  ☒

PART III.

Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS

Each of the following persons is currently a member of the Board of Directors. Unless otherwise noted, the information provided in the column below captioned “Principal Occupation” and in the footnotes to the table indicates the principal occupation and employment of each director during the past five years and the name and principal business of any corporation or other organization in which such occupation or employment was carried on.

Name	Age	Principal Occupation	Director of the Company Since
Walter M. Mischer (a)(b)(c)(d)(f)	81	Mr. Mischer is involved in managing his personal investments. He also serves as Chairman of the Board and Chief Executive Officer, Southern Investors Service Company, Inc., Houston, Texas.	1955

Walter M. Mischer, Jr. (b)(e)(f)	53	Mr. Mischer, Jr. is involved in managing his personal investments. He also serves as President and Chief Operating Officer, Southern Investors Service Company, Inc., Houston, Texas.	1976

Eric M. Schumann (c)(d)(f)(g)	53	Mr. Schumann serves as chief financial officer for various companies affiliated with Mr. Mischer and Mr. Mischer, Jr. He also serves as Senior Vice President—Finance, Southern Investors Service Company, Inc., Houston, Texas.	2001

(a)	As a result of Mr. Mischer’s ownership of the shares of Common Stock as described in “Principal Security Holders” above, Mr. Mischer may be deemed to be a control person of the Company for reasons other than his position as a director of the Company. Mr. Mischer is the father of Walter M. Mischer, Jr.

(b)	Member of Executive Committee.

(c)	Member of Audit Committee.

(d)	Member of Compensation Committee.

(e)	Mr. Mischer, Jr. is the son of Walter M. Mischer.

(f)	Mr. Mischer, Mr. Mischer, Jr. and Mr. Schumann have also been employed by Wheatstone Investments, L.P., a real estate investment company affiliated with Mr. Mischer and Mr. Mischer, Jr., since January 1, 1999.

(g)	The Board of Directors has determined that Mr. Schumann qualifies as an audit committee financial expert as defined in the rules of the Securities and Exchange Commission. Mr. Schumann is not an independent director.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Based solely upon a review of copies of reports filed with the SEC and written representations from certain of the Company’s directors and executive officers that no other reports were required, the Company notes that all forms required to be filed during fiscal 2003 under Section 16(a) were timely filed.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Walter M. Mischer	915,240	(a)	28.88%
2727 North Loop West, Suite 200
Houston, Texas 77008

FCLT Loans, L.P.	805,156		25.41%
1021 Main St., Suite 250
Houston, Texas 77002

John D. Weil	335,695	(b)	10.59%
200 North Broadway, Suite 825
St. Louis, Missouri 63102

Texas Commerce Bank National Association	307,549		9.71%
P. O. Box 2558
Houston, Texas 77252

(a)	The number of shares of the Common Stock set forth as being beneficially owned by Mr. Mischer includes 2,250 shares of Common Stock that Mr. Mischer holds as custodian for his grandchildren.
(b)	The number of shares of Common Stock set forth as being beneficially owned by Mr. Weil includes 308,695 shares of Common Stock held by Mr. Weil and 27,000 shares of Common Stock held by trusts of which Mr. Weil is the trustee.

Securities Owned Beneficially by Management at April 29, 2004

Name	Amount and Nature of Beneficial Owner(a)		Percent of Class
Walter M. Mischer	915,240	(b)	28.9%
Walter M. Mischer, Jr.	19,044	(c)(d)	(e )
Eric M. Schumann	—		—
All directors and executive officers as a group	934,284		29.5%

(a)	Except as otherwise described herein, each director may be deemed to have sole voting and dispositive power with respect to his shares.

(b)	Includes 2,250 shares held by Mr. Mischer as custodian for his grandchildren.

(c)	Includes 50 shares held by Mr. Mischer, Jr. as custodian, and 800 shares held by trusts of which Mr. Mischer, Jr. serves as co-trustee and as to which he shares voting and dispositive power.

(d)	Does not include 120,548 shares of Common Stock held by the Walter M. Mischer, Jr. 1972 Trust. Mr. Mischer, Jr. is the sole beneficiary of such trust, but does not exercise any voting or dispositive power with respect to any securities held by such trust.

(e)	Less than 1%.

Item 12. Certain Relationships and Related Transactions.

Certain Transactions

The 1982 Partnership

In 1982 the Board of Directors instituted a Key Employee Equity Participation Incentive Plan (Incentive Plan) designed to provide incentive compensation for certain key employees of Mischer Development, Inc. (MDI), the Company’s former wholly owned subsidiary engaged in developing and managing office buildings. To implement the Incentive Plan, the Compensation Committee of the Board of Directors allocated to the participating employees, in the aggregate, a 4.58% interest in a limited partnership formed in January 1982 (1982 Partnership). Their interests in the 1982 Partnership are as follows: Walter M. Mischer, Jr., President, Chief Operating Officer, and director—1.67%; C. Ronald Blankenship—1.67%; George Ruhlen—0.83%; and Robert E. McDonald—0.41%. The limited partners made capital contributions to the 1982 Partnership at the time of its formation. The 1982 Partnership owns a 20% equity interest in a ten-story office building in Houston, Texas completed in 1983. As of the date of this report, the value, if any, ultimately realizable from a limited partner’s interest in the 1982 Partnership is not ascertainable.

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

Fees

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

Audit-Related Fees

The Company did not engage Andersen or Weinstein to provide any assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements but were not Audit Fees during the fiscal years ended December 31, 2002 and 2003.

Tax Fees

The Company did not engage Andersen or Weinstein to provide any tax compliance, tax advice or tax planning services during the fiscal years ended December 31, 2002 and 2003.

All Other Fees

Weinstein billed the Company $2,000 for worked performed during 2002 in connection with the Company’s Chapter 11 plans. The Company did not engage Andersen or Weinstein to provide any other services other than those disclosed above during the fiscal years ended December 31, 2002 and 2003.

Pre-Approval

The engagement of the accountants to render the services described above were approved by the Audit Committee before the accountants were engaged by the Company. The Audit Committee has not adopted pre-approval policies and procedures as described in Rule 2-01(c)(7)(i)(B) of Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

By:

/s/ Walter M. Mischer, Sr.

Walter M. Mischer, Sr.
Chairman of the Board
Chief Executive Officer

Date: May 11, 2004