Form 10QSB
period 2004-03-31
SOUTHERN INVESTORS SERVICE CO INC
filed 2004-05-13
CIK 66849

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,168,929 shares of Common Stock, $1.00 Par Value Per Share, outstanding as of May 11, 2004

Transitional Small Business Disclosure Format (Check One):    Yes  ☐;    No  ☒

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

SOUTHERN INVESTORS SERVICE COMPANY, INC.

BALANCE SHEET

MARCH 31, 2004

(Thousands of Dollars)

(Unaudited)

ASSETS
Cash	$2,101

Equity in Real Estate Joint Ventures, Net	286

Notes Receivable and Other Assets	26

Total assets	$2,413

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Notes payable, matured	$4,874
Accounts payable and accrued expenses	3,496

Total liabilities	8,370

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $1 par, 1,000,000 shares authorized, none issued	—

Common stock, $1 par, 10,000,000 shares authorized, 3,281,331 shares issued	3,281
Additional paid-in capital	3,031
Retained deficit	(12,143)
Less treasury stock, 112,402 shares, at cost	(126)

Total stockholders’ deficit	(5,957)

Total liabilities and stockholders’ deficit	$2,413

The accompanying notes are an integral part of this financial statement

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF LOSS

(Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$4	$7

Operating Expenses	(48)	(34)

Loss from Operations	(44)	(27)
Interest Income	7	10
Interest Expense	(78)	(78)

Net Loss	$(115)	$(95)

Basic and Diluted Loss Per Common Share	$(0.04)	$(0.03)

Average Number of Shares Outstanding	3,168,929	3,168,929

The accompanying notes are an integral part of these financial statements.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net Loss	$(115)	$(95)
Change in assets and liabilities:
Decrease in notes receivable and other assets	—	13
Increase in accounts payable and accrued expenses	78	78

Net cash used in operating activities	(37)	(4)

Net (Decrease) in Cash	(37)	(4)

Beginning Cash	2,138	2,194

Ending Cash	$2,101	$2,190

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

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,874,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) with the United States Bankruptcy Court (Bankruptcy Court). The Company currently anticipates that it will file its voluntary petition with the Bankruptcy Court during 2004 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds therefrom to the Company’s creditors whose claims are ultimately allowed by the Bankruptcy Court. These financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states the Company’s assets at approximately their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months after the plan is filed to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

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

Current Business Conditions, Operations, Certain Events and Uncertainties

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,874,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 with the

Bankruptcy Court. The Company currently anticipates that it will file its voluntary petition during 2004 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds therefrom to the Company creditors whose claims are ultimately allowed by the Bankruptcy Court. The financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states the Company’s assets at approximately their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes that the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months after the plan is filed to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

Results of Operations

The Company reported a net loss of ($115,000) or ($0.04) per share for the quarter ended March 31, 2004 compared with a net loss of ($95,000) or ($0.03) per share for the quarter ended March 31, 2003.

Revenues primarily include the recognition of previously deferred gross profits from the sale of real estate.

Operating expenses increased due to higher legal and professional fees.

The decrease in interest income is primarily due to the lower interest rates during 2004.

Liquidity and Capital Resources

As of March 31, 2004, the Company was delinquent on notes payable and other long-term debt of approximately $4,874,000 and interest payments of $3,434,000. As of March 31, 2004, the Company had recorded accounts payable and accrued expenses (including interest) and other liabilities of $3,496,000. Due to the sale of Lajitas, the Company has sufficient funds to pay its current general and administrative operating expenses; however, the Company is unable to repay its notes payable at the face amounts and the related accrued interest.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer, its President and Principal Executive Officer and its Senior Vice President – Finance and Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was no change in the in the Company’s internal control over financial reporting identified in connection with management’s evaluation, with the participation of the principal executive and principal financial officers, of internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the Chief Executive Officer and the Senior Vice President – Finance and Principal Financial and Accounting Officer of the Company has certified that this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits Required by Item 601 of Regulation S-B.

	Exhibit	*Filed Herein or Incorporated by Reference from Exhibit
3	(a) Certificate of Incorporation, as Amended, through June 6, 1989	3(a) 1989 Form 10-K
	(b) Articles of Amendment to Certificate of Incorporation dated June 7, 1989	3(b) 1989 Form 10-K
	(c) Articles of Amendment to Certificate of Incorporation dated May 21, 1993	3(c) 1993 Form 10-K
	(d) Bylaws, as Amended, through date hereof	3(d) June 30, 1989 Form 10-K

31.1	Certification of Walter M. Mischer, Sr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Walter M. Mischer, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.3	Certification of Eric Schumann Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley of 2002	*

B.	Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

/s/ Walter M. Mischer, Jr.
WALTER M. MISCHER, JR.
President - Principal Executive Officer

/s/ Eric Schumann
ERIC SCHUMANN
Senior Vice President - Finance
Principal Financial and Accounting Officer

DATE: May 13, 2004