Form 10QSB
period 2004-06-30
SOUTHERN INVESTORS SERVICE CO INC
filed 2004-08-13
CIK 66849

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,168,929 shares of Common Stock, $1.00 Par Value Per Share, outstanding as of August 13, 2004

Transitional Small Business Disclosure Format (Check One):    Yes  ☐;    No  ☒

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

SOUTHERN INVESTORS SERVICE COMPANY, INC.

BALANCE SHEET

JUNE 30, 2004

(Thousands of Dollars)

(Unaudited)

ASSETS
Cash	$2,084

Investment in Real Estate Joint Ventures, Net	286

Prepaid and Other Assets	26

Total assets	$2,396

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Notes payable, matured	$4,879
Accounts payable and accrued expenses	3,570

Total liabilities	8,449

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $1 par, 1,000,000 shares authorized, none issued	—

Common stock, $1 par, 10,000,000 shares authorized, 3,281,331 shares issued	3,281
Additional paid-in capital	3,031
Retained deficit	(12,239)
Less treasury stock, 112,402 shares, at cost	(126)

Total stockholders’ deficit	(6,053)

Total liabilities and stockholders’ deficit	$2,396

The accompanying notes are an integral part of this financial statement.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF LOSS

(Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$7	$7	$11	$15
Operating Expenses	(30)	(39)	(78)	(73)

Loss from Operations	(23)	(32)	(68)	(58)

Interest Income	6	10	13	20

Interest Expense	(79)	(78)	(157)	(156)

Net Loss	$(96)	$(100)	$(211)	$(194)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.03)	$(0.07)	$(0.06)

Average Number of Shares Outstanding	3,168,929	3,168,929	3,168,929	3,168,929

The accompanying notes are an integral part of this financial statement.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net Loss	$(211)	$(194)
Change in assets and liabilities:
Decrease in prepaid and other assets	—	13
Increase in accounts payable and accrued expenses	157	156

Net cash used in operating activities	(54)	(25)

Net (Decrease) in Cash	(54)	(25)

Beginning Cash	2,138	2,194

Ending Cash	$2,084	$2,169

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

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,879,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) with the United States Bankruptcy Court (Bankruptcy Court). The Company currently anticipates that it will file its voluntary petition with the Bankruptcy Court during 2004 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds therefrom to the Company’s creditors whose claims are ultimately allowed by the Bankruptcy Court. These financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states the Company’s assets at approximately their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months after the plan is filed to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

(2) Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with the significant accounting policies included in the notes to the Company’s latest annual report on Form 10-KSB. These financial statements should be read in conjunction with those notes.

(3) Commitments and Contingencies

During August, 2004 the Company was named as a defendant in a lawsuit filed in the District Court of Montgomery County Texas, seeking the payment of delinquent property taxes of approximately $46,000. The lawsuit is in connection with land owned by a partnership in which the Company is a partner. Due to the recent filing of the suit, the Company is unable to determine its potential liability, if any.

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

Current Business Conditions, Operations, Certain Events and Uncertainties

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,879,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 with the Bankruptcy Court. The Company currently anticipates that it will file its voluntary petition during 2004 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds therefrom to the Company creditors whose claims are ultimately allowed by the Bankruptcy Court. The financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states the Company’s assets at approximately their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes that the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months after the plan is filed to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

Results of Operations

The Company reported a net loss of ($211,000) or ($0.07) per share for the six months ended June 30, 2004 compared with a net loss of ($194,000) or ($0.06) per share for the six months ended June 30, 2003.

Revenues primarily include the recognition of previously deferred gross profits from the sale of real estate.

Operating expenses increased due to higher legal and professional fees.

The decrease in interest income is primarily due to the lower interest rates and average cash balances during 2004.

Liquidity and Capital Resources

As of June 30, 2004, the Company was delinquent on notes payable and other long-term debt of approximately $4,879,000 and interest payments of $3,507,000. As of June 30, 2004, the

Company had recorded accounts payable and accrued expenses (including interest) and other liabilities of $3,570,000. Due to the sale of Lajitas, the Company has sufficient funds to pay its current general and administrative operating expenses; however, the Company is unable to repay its notes payable at the face amounts and the related accrued interest.

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

Changes in Internal Control Over Financial Reporting

There was no change in the in the Company’s internal control over financial reporting identified in connection with management’s evaluation, with the participation of the Company’s principal executive and principal financial officers, of internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During August, 2004 the Company was named as a defendant in a lawsuit filed in the District Court of Montgomery County Texas, seeking the payment of delinquent property taxes of approximately $46,000. The lawsuit is in connection with land owned by a partnership in which the Company is a partner. Due to the recent filing of the suit, the Company is unable to determine its potential liability, if any.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on June 10, 2004 at which time the stockholders elected the Company’s directors and ratified the appointment of Weinstein Spira & Company, P.C. as the independent accountants for the Company for the year ending December 31, 2004. The results were as follows:

	For	Against/ Withheld	Abstain	Broker Non- Votes
Walter M. Mischer, Sr.	1,724,964	620	-	-
Walter M. Mischer, Jr.	1,724,964	620	-	-
Eric Schumann	1,724,964	620	-	-
Accountants	1,725,184	400	-	-

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

DATE: August 13, 2004