Form 10QSB
period 2004-09-30
SOUTHERN INVESTORS SERVICE CO INC
filed 2004-11-12
CIK 66849

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,168,929 shares of Common Stock, $1.00 Par Value Per Share, outstanding as of November 12, 2004

Transitional Small Business Disclosure Format (Check One):    Yes  ☐;    No  ☒

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

SOUTHERN INVESTORS SERVICE COMPANY, INC.

BALANCE SHEET

SEPTEMBER 30, 2004

(Thousands of Dollars)

(Unaudited)

ASSETS

Cash	$2,071

Investments in Real Estate Joint Ventures, Net	286

Prepaid and Other Assets	26

Total assets	$2,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Notes payable, matured	$4,883
Accounts payable and accrued expenses	3,645

Total liabilities	8,528

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $1 par, 1,000,000 shares authorized, none issued	—

Common stock, $1 par, 10,000,000 shares authorized, 3,281,331 shares issued	3,281
Additional paid-in capital	3,031
Retained deficit	(12,331)
Less treasury stock, 112,402 shares, at cost	(126)

Total stockholders’ deficit	(6,145)

Total liabilities and stockholders’ deficit	$2,383

The accompanying notes are an integral part of this financial statement.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF LOSS

(Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$6	$2	$17	$17
Operating Expenses	(26)	(25)	(105)	(98)

Loss from Operations	(20)	(23)	(88)	(81)

Interest Income	7	10	20	30

Interest Expense	(79)	(79)	(236)	(235)

Net Loss	$(92)	$(92)	$(304)	$(286)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.03)	$(0.10)	$(0.09)

Average Number of Shares Outstanding	3,168,929	3,168,929	3,168,929	3,168,929

The accompanying notes are an integral part of these financial statements.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net Loss	$(304)	$(286)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities:
Decrease in prepaid and other assets	—	13
Increase in accounts payable and accrued expenses	237	235

Net cash used in operating activities	(67)	(38)

Net Decrease in Cash	(67)	(38)

Beginning Cash	2,138	2,194

Ending Cash	$2,071	$2,156

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

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,883,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) with the United States Bankruptcy Court (Bankruptcy Court). The Company currently anticipates that it will file its voluntary petition with the Bankruptcy Court during 2005 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds therefrom to the Company’s creditors whose claims are ultimately allowed by the Bankruptcy Court. These financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states the Company’s assets at approximately their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months after the plan is filed to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

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

Current Business Conditions, Operations, Certain Events and Uncertainties

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,883,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 with the Bankruptcy Court. The Company currently anticipates that it will file its voluntary petition during 2005 and that any plan of liquidation submitted to the Bankruptcy Court in connection therewith will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds therefrom to the Company creditors whose claims are ultimately allowed by the Bankruptcy Court. The financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states the Company’s assets at approximately their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes that the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months after the plan is filed to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

Results of Operations

The Company reported a net loss of ($304,000) or ($0.10) per share for the nine months ended September 30, 2004 compared with a net loss of ($286,000) or ($0.09) per share for the nine months ended September 30, 2003.

Revenues primarily include the recognition of previously deferred gross profits from the sale of real estate.

Operating expenses increased due to higher legal and professional fees.

The decrease in interest income is primarily due to the lower interest rates and average cash balances during 2004.

Liquidity and Capital Resources

As of September 30, 2004, the Company was delinquent on notes payable and other long-term debt of approximately $4,883,000 and interest payments of $3,581,000. As of September

30, 2004, the Company had recorded accounts payable and accrued expenses (including interest) and other liabilities of $3,645,000. Due to the sale of Lajitas, the Company has sufficient funds to pay its current general and administrative operating expenses; however, the Company is unable to repay its notes payable at the face amounts and the related accrued interest.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

DATE: November 12, 2004