Form 10KSB
period 2004-12-31
SOUTHERN INVESTORS SERVICE CO INC
filed 2005-04-15
CIK 66849

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock $1.00 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

State issuer’s revenues for its most recent fiscal year. $19,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $0.00 as of March 25, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,168,929 shares, Common Stock $1.00 par value per share as of March 25, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Company’s proxy statement for the 2005 annual meeting of shareholders is incorporated by reference into Part III.

Transitional Small Business Format (check one)    Yes  ☐    No   ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Southern Investors Service Company, Inc. (the Company) was incorporated under the laws of the State of Delaware in 1972. Prior to 1990, the Company was engaged in the ownership and development of real estate primarily in the Houston, Texas area. The operations of the Company were significantly reduced during 1990, as a result of various debt settlements with lenders and other creditors. These settlements resulted in the transfer of substantially all of the Company’s holdings to its creditors. The Company’s operations since 1990 have been limited to attempts to settle or restructure the Company’s remaining liabilities. The Company’s operations also included the management of residential developments and two office buildings owned by others. During 1998, the majority of these residential projects were sold by the owners and therefore the Company no longer is managing these projects. Effective January 1, 1999, the Company ceased all management activity and all employees related to this activity were terminated.

The Company determined in late 1999 that the sale of Lajitas (a resort property in west Texas), its sole remaining operating asset, would facilitate the Company’s ability to settle its existing liabilities most favorably. As a result, the Company retained the National Auction Group, Inc. (National Auction) to conduct an auction of Lajitas. The auction was conducted on February 24, 2000, and the property was sold for $3,950,000. The sale of the Lajitas property closed on May 2, 2000. During 2000, the Company realized a gain on the sale of Lajitas of $755,000 and received net cash proceeds of approximately $2.4 million, after the payment of a mortgage note related to the property sold. See also Note 1 of the Notes to Financial Statements.

Continued Operations and Going Concern Matters

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,888,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 (Chapter 11) of Title 11 of the United States Code (the Bankruptcy Code) with the United States Bankruptcy Court. As previously disclosed in the Current Report on Form 8-K filed by the Company on April 12, 2005, on April 8, 2005, the Company filed a voluntary petition for relief under Chapter 11 with the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the Bankruptcy Court), Case # 05-35538-H4-11. The Company is in the process of preparing a proposed plan of liquidation to be filed with the Bankruptcy Court. Any such plan of liquidation will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds from the disposition to the Company’s creditors. The existing officers and directors of the Company will continue to oversee operation of the Company’s business as a debtor in possession, pursuant to sections 1107 and 1108 of the Bankruptcy Code, and subject to the requirements of the Bankruptcy Code, which include court approval of matters outside the ordinary course of business.

The financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at no more than their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes that the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

Interest in Real Estate Joint Ventures

The Company has a 5.8% partnership interest in a ten-story office building located at 2707 North Loop West in Houston, Texas. The Company also has a 5% cash flow interest in a seven-story office building located at 2727 North Loop West, in Houston, Texas, where its corporate headquarters are located.

Employees

The Company has no paid employees as of December 31, 2004. The Company’s management is conducted pursuant to an oral management agreement with a company affiliated with the Chairman of the Board and Chief Executive Officer. The management agreement provides the Company accounting and other administrative services and related office facilities and supplies in exchange for a management fee paid by the Company in the amount of $1,000 per month.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located in northwest Houston and rent and other expenses are included in the management fee paid by the Company pursuant to the oral management agreement discussed above. The Company also has a 5% cash flow interest in a seven-story office building located at 2727 North Loop West, in Houston, Texas, where its corporate headquarters are located. In addition, the Company has a 5.8% partnership interest in a ten-story office building located at 2707 North Loop West, in Houston, Texas. The Company has not planned any significant additions to its properties for 2005.

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed in the Current Report on Form 8-K filed by the Company on April 12, 2005, on April 8, 2005, the Company filed a voluntary petition for relief under Chapter 11 with the United States Bankruptcy Court for the Southern District of Texas, Houston Division, Case # 05-35538-H4-11. The Company is in the process of preparing a proposed plan of liquidation to be filed with the Bankruptcy Court. Any such plan of liquidation will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds from the disposition to the Company’s creditors. The existing officers and directors of the Company will continue to oversee operation of the Company’s business as a debtor in possession, pursuant to sections 1107 and 1108 of the Bankruptcy Code, and subject to the requirements of the Bankruptcy Code, which include court approval of matters outside the ordinary course of business.

During August, 2004, the Company was named as a defendant in a lawsuit filed in the District Court of Montgomery County, Texas, seeking the payment of delinquent property taxes of approximately $46,000. The lawsuit is in connection with land owned by a partnership in which the Company is a partner. Due to the recent filing of the suit, the Company is unable to determine its potential liability, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company’s common stock. According to Pink Sheets, LLC, the last reported bid price of the Company’s common stock was $0.0625 on June 18, 1993. There were no prices quoted after that date. During 2002, 15,500 shares traded at $0.0001.

The approximate number of stockholders as of March 25, 2005 was 477. No dividends have been paid by the Company since its inception, and the Company has no plans to pay dividends in the foreseeable future.

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

Plan of Operation

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,888,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 with the Bankruptcy Court. As previously disclosed in the Current Report on Form 8-K filed by the Company on April 12, 2005, on April 8, 2005, the Company filed a voluntary petition for relief under Chapter 11 with the United States Bankruptcy Court for the Southern District of Texas, Houston Division, Case # 05-35538-H4-11. The Company is in the process of preparing a proposed plan of liquidation to be filed with the Bankruptcy Court. Any such plan of liquidation will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds from the disposition to the Company’s creditors. The existing officers and directors of the Company will continue to oversee operation of the Company’s business as a debtor in possession, pursuant to sections 1107 and 1108 of the Bankruptcy Code, and subject to the requirements of the Bankruptcy Code, which include court approval of matters outside the ordinary course of business.

The financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at no more than their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

The Company reported a net loss of ($388,000) for 2004 compared with a net loss of ($384,000) in 2003.

Revenues primarily include the recognition of previously deferred gross profits from the sale of real estate. At the time of the sale, the Company chose to account for the income using the cost recovery method, and therefore recognizes income when the receivables are collected.

The decrease in interest income is primarily due to the lower interest rates and lower average cash balances during 2004.

Liquidity and Capital Resources

As of December 31, 2004, the Company was delinquent on notes payable of approximately $4,888,000 and interest payments of $3,656,000. As of December 31, 2004, the Company had recorded accounts payable and accrued expenses (including interest) of $3,719,000. Due to the sale of Lajitas, the Company has sufficient funds to pay its current general and administrative operating expenses; however, the Company is unable to repay its notes payable at the face amounts and the related accrued interest.

In assessing the Company’s liquidity, the impact of income taxes has been considered. The Company does not expect its cash flow to be affected by income taxes in the foreseeable future because of its net operating loss carryforwards. The Company’s federal income taxes are disclosed in Note 4 of the Notes to Financial Statements.

The impact of inflation on the Company over the past several years has not been material.

No additions to property, plant and equipment are currently anticipated, and the Company has no paid employees.

NEW ACCOUNTING PRONOUNCEMENTS

In January, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December, 2003, the FASB issued FIN 46 (R) which revised certain provisions in the original interpretation and permitted multiple effective dates based upon the nature and formation date of the variable interest entity. The Company has adopted this Interpretation and it had no impact on the Company’s financial position or results of operations.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The additional information required by Item 9 is contained in the Company’s proxy statement to be used in connection with its 2005 annual meeting of stockholders under the captions “Principal Security Holders”, “Executive Officers” and “Nominees for Director,” which information is incorporated herein by reference.

The Company has a code of ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. The Company will provide to any person without charge, upon request, a copy of such code of ethics. Any such request should be sent in writing and addressed to: Southern Investors Service Company, Inc., Attention: Corporate Secretary, 2727 North Loop West, Suite 200, Houston, Texas 77008.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is contained in the Company’s proxy statement to be used in connection with its 2005 annual meeting of stockholders under the caption “Executive Compensation,” which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 is contained in the Company’s proxy statement to be used in connection with its 2005 annual meeting of stockholders under the captions “Principal Security Holders” and “Nominees for Director,” which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is contained in the Company’s proxy statement to be used in connection with its 2005 annual meeting of stockholders under the captions “Principal Security Holders”, “Executive Officers” and “Nominees for Director,” which information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits Required by Item 601 of Regulation S-B

Exhibit		*Filed or Furnished Herewith or Incorporated by Reference from Exhibit
3	(a) Certificate of Incorporation, as Amended, through June 6, 1989	3(a) 1989 Form 10-K

	(b) Articles of Amendment to Certificate of Incorporation dated June 7, 1989	3(b) 1989 Form 10-K

	(c) Articles of Amendment to Certificate of Incorporation dated May 21, 1993	3(c) 1993 Form 10-K

	(d) Bylaws, as Amended, through date hereof	3(d) June 30, 1989 Form 10-K

31.1	Certification of Walter M. Mischer, Sr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Walter M. Mischer, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.3	Certification of Eric Schumann Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(B)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended December 31, 2004. On April 12, 2005, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the filing of the Company’s Chapter 11 petition with the Bankruptcy Court.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is contained in the Company’s proxy statement to be used in connection with its 2005 annual meeting of stockholders under the captions “Relationship With Independent Registered Public Accounting Firm: Fees,” which information is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Southern Investors Service Company, Inc.:

We have audited the accompanying balance sheet of Southern Investors Service Company, Inc. (a Delaware Corporation) (the Company) as of December 31, 2004, and the related statements of loss, changes in stockholders’ deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Investors Service Company, Inc. as of December 31, 2004, and the results of its operations and its cash flows for years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The Company’s cash flow from operations has not been adequate to meet the Company’s obligations for the past several years. As of December 31, 2004, the Company had sold substantially all of its operating assets and continues to have a deficit in stockholders’ equity. As described in Note 1 to the financial statements, even though the Company has restructured certain indebtedness in the last several years and sold substantially all of its operating assets, it continues to be delinquent on $4,888,000 of debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Also as described in Note 1 to the financial statements, on March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under the bankruptcy laws. On April 8, 2005, the Company filed a voluntary petition for relief under Chapter 11 with the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the Bankruptcy Court), Case # 05-35538-H4-11.

The accompanying financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at no more than their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinstein Spira & Company

Houston, Texas

April 12, 2005

SOUTHERN INVESTORS SERVICE COMPANY, INC.

BALANCE SHEET

DECEMBER 31, 2004

(Thousands of Dollars, Except Share Data)

ASSETS

CASH	$2,065
EQUITY IN REAL ESTATE JOINT VENTURES, NET	286
NOTES RECEIVABLE AND OTHER ASSETS	26

Total assets	$2,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Notes payable, matured	$4,888
Accounts payable and accrued expenses	3,719

Total liabilities	8,607

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $1 par, 1,000,000 shares authorized, none issued or outstanding	—
Common stock, $1 par, 10,000,000 shares authorized, 3,281,331 shares issued	3,281
Additional paid-in capital	3,031
Retained deficit	(12,416)
Less treasury stock, 112,402 shares, at cost	(126)

Total stockholders’ deficit	(6,230)

Total liabilities and stockholders’ deficit	$2,377

The accompanying notes are an integral part of this financial statement.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF LOSS

(Thousands of Dollars, Except Share Data)

	Year Ended December 31,
	2004	2003
REVENUES	$19	$22
OPERATING EXPENSES	121	128

LOSS FROM OPERATIONS	(102)	(106)
INTEREST INCOME	29	36
INTEREST EXPENSE	(315)	(314)

LOSS BEFORE INCOME TAXES	(388)	(384)
INCOME TAXES	—	—

NET LOSS	$(388)	$(384)

BASIC AND DILUTED LOSS PER SHARE	$(0.12)	$(0.12)

AVERAGE NUMBER OF SHARES OUTSTANDING	3,168,929	3,168,929

The accompanying notes are an integral part of these financial statements.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Thousands of Dollars)

			Additional Paid-In Capital	Retained Deficit	Treasury Stock	Total Stockholders’ Deficit
	Common Stock
	Shares	Amount
Balance - December 31, 2002	3,281,331	$3,281	$3,031	$(11,644)	$(126)	$(5,458)
Net Loss	—	—	—	(384)	—	(384)

Balance - December 31, 2003	3,281,331	3,281	3,031	(12,028)	(126)	(5,842)
Net Loss	—	—	—	(388)	—	(388)

Balance - December 31, 2004	3,281,331	$3,281	$3,031	$(12,416)	$(126)	$(6,230)

The accompanying notes are an integral part of these financial statements.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(388)	$(384)
Change in assets and liabilities:
(Increase) Decrease in notes receivable and other assets	—	13
Increase in accounts payable and accrued expenses	315	315

Net cash used in operating activities and net decrease in cash	(73)	(56)
Beginning cash	2,138	2,194

Ending cash	$2,065	$2,138

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

The Company determined in late 1999 that the sale of Lajitas (a resort property in west Texas), its sole remaining operating asset, would facilitate the Company’s ability to settle its existing liabilities most favorably. As a result, the Company retained the National Auction Group, Inc. (National Auction) to conduct an auction of Lajitas. The auction was conducted on February 24, 2000, and the property was sold for $3,950,000. The sale of the Lajitas property closed on May 2, 2000. During 2000, the Company realized a gain on the sale of Lajitas of $755,000 and received net cash proceeds of approximately $2.4 million, after the payment of a mortgage note related to the property sold.

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,888,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 (Chapter 11) of Title 11 of the United States Code (the Bankruptcy Code) with the United States Bankruptcy Court. As previously disclosed in the Current Report on Form 8-K filed by the Company on April 12, 2005, on April 8, 2005, the Company filed a voluntary petition for relief under Chapter 11 with the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the Bankruptcy Court), Case # 05-35538-H4-11. The Company is in the process of preparing a proposed plan of liquidation to be filed with the Bankruptcy Court. Any such plan of liquidation will call for the disposition of the Company’s remaining assets and the distribution of all the net proceeds from the disposition to the Company’s creditors. The existing officers and directors of the Company will continue to oversee operation of the Company’s business as a debtor in possession, pursuant to sections 1107 and 1108 of the Bankruptcy Code, and subject to the requirements of the Bankruptcy Code, which include court approval of matters outside the ordinary course of business.

These financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at no more than their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months to complete its liquidation process; however, any and all Chapter 11 plans that may be proposed will be subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

(2) Summary of Significant Accounting Policies

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. Accounting principles followed by the Company and the methods of applying those principles which materially affect the determination of financial position, results of operations and cash flows are summarized below:

CASH AND CASH EQUIVALENTS

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2004, there were deposits in excess of federally insured limits.

EQUITY IN REAL ESTATE JOINT VENTURES

The Company has investments in two ventures accounted for on the cost method. These ventures had a book value of $286,000 as of December 31, 2004.

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

REVENUE RECOGNITION

Revenues primarily include the recognition of previously deferred gross profits from the sale of real estate. At the time of the sale, the Company chose to account for the income using the cost recovery method, and therefore recognizes income when the receivables are collected.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and notes receivable approximate fair value due to relatively short maturities. It was not practicable to estimate the fair value of debt and related accrued interest as the debt has matured and the Company anticipates that any plan of liquidation confirmed by the Bankruptcy Court will require the Company to settle the debt for cash payments or transfer of other assets at substantially less than amounts due. See also Note 1.

LOSS PER COMMON SHARE

Loss per common share was computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” issued by the Financial Accounting Standards Board.

USE OF ESTIMATES

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

NEW ACCOUNTING PRONOUNCEMENTS

In January, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December, 2003, the FASB issued FIN 46 (R) which revised certain provisions in the original interpretation and permitted multiple effective dates based upon the nature and formation date of the variable interest entity. The Company has adopted this Interpretation and it had no impact on the Company’s financial position or results of operations.

(3) Preferred Stock

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

(4) Federal Income Taxes

The estimated income tax effect of temporary differences and tax attributes representing deferred income tax liabilities and assets is summarized as follows:

(Thousands of Dollars)	December 31, 2004
Deferred income tax asset due to:
Tax loss carryforwards	$6,938
Other	19

Gross deferred income tax asset	6,957
Deferred income tax liability due to:
Basis difference in investment in joint ventures	(314)

Net deferred income tax asset	6,643
Less-Valuation allowance	(6,643)

$—

The Company estimates that as of December 31, 2004, its loss carryforwards for federal income tax reporting purposes were approximately $20.4 million, of which approximately $2.9 million was a capital loss carryforward. The loss carryforward will expire between 2005 and 2025. The tax benefit of the operating loss carryforward has been recognized to the extent of the deferred income taxes provided on temporary differences which are expected to reverse during the carryforward periods. The valuation allowance as of December 31, 2004 totaled $6,643,000, an increase of approximately $96,000 from December 31, 2003. A reconciliation of the provision (benefit) for federal income tax at the statutory rate to the effective rate for financial reporting is as follows:

	Year Ended December 31,
(Thousands of Dollars)	2004		2003
Tax benefit at statutory rate	$(132)	(34)%	$(131)	(34)%
Unrecognized tax benefit	132	34%	131	34%

Tax provision (benefit) for financial reporting	$—	—%	$—	—%

No income taxes were paid during 2004 or 2003.

In October, 1986, the Tax Reform Act of 1986 (the Act) was passed. The Act substantially changed the rules regarding the availability of a corporation’s operating loss carryforward following a significant change of ownership. Under most circumstances, the limitations on the use of the operating loss carryforwards are imposed if the equity ownership of a corporation’s 5% stockholders increases by more than 50% over the lowest percentage of equity ownership of such stockholders during the three year period prior to the date of the ownership change. No change of ownership had occurred through December 31, 2004.

(5) Notes Payable

The Company’s notes payable which are all currently past due are summarized as follows:

(Thousands of Dollars)	December 31, 2004
Matured notes, bearing interest at rates ranging from 6% to 12%	$1,448
Matured notes payable to certain directors, stockholders and affiliates, bearing interest at 6% (See Note 7)	3,440

$4,888

During 1993, the Company restructured debentures with an aggregate principal balance of $2,331,000, loans payable to debenture holders with aggregate principal balances of $639,000 and accrued and unpaid interest with respect to these debentures and debenture loans of approximately $470,000 in exchange for unsecured promissory notes of the Company. These notes have an aggregate principal balance of $3,440,000 and bear interest at 6% compounded annually.

As of December 31, 2004, the Company had not received any notices of default or acceleration from any of its lenders.

As of December 31, 2004, in addition to the past due principal amounts set forth on the above table, the Company was also delinquent in making interest payments on its notes payable in the aggregate amount of $3,656,000. This amount is included in accounts payable and accrued expenses on the balance sheet.

No interest was paid during the years ended December 31, 2004 and 2003.

(6) Commitments and Contingencies

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

(7) Related Party Transactions

The Company had no paid employees as of December 31, 2004. The Company’s management is conducted pursuant to an oral management agreement with a company affiliated with the Chairman of the Board and Chief Executive Officer, both shareholders. The management agreement provides the Company accounting and other administrative services and related office facilities and supplies. These services are provided for a fee of $1,000 per month and totaled $12,000 for each year ended December 31, 2004 and 2003.

During 1993, in connection with the restructure of the Company’s debentures, the Company issued $3,440,000 in unsecured promissory notes to certain directors, stockholders and affiliates including notes to Mr. Mischer, Mr. Mischer, Jr., John D. Weil and John W. Storms, in the aggregate principal amount of $2,995,000 to consolidate amounts due for the debentures held by them and accrued and unpaid interest. These notes bear interest at 6% compounded annually and were due October 2, 1996.

Mr. Mischer and Mr. Mischer, Jr. participate in real estate projects in the Houston area which may compete with the Company’s projects.

(8) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

(Thousands of Dollars)	December 31, 2004
Accrued interest payable	$3,656
Other accrued liabilities	63

$3,719

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

By:	/s/ Walter M. Mischer, Sr.
Walter M. Mischer, Sr.
Chairman of the Board
Chief Executive Officer

Date: April 15, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Walter M. Mischer, Sr. Walter M. Mischer, Sr. Chairman of the Board and Chief Executive Officer Director	Date: April 15, 2005

/s/ Walter M. Mischer, Jr. Walter M. Mischer, Jr. President and Director Chief Operating Officer	Date: April 15, 2005

/s/ Eric Schumann Eric Schumann Senior Vice President - Finance and Director Principal Financial and Accounting Officer	Date: April 15, 2005