Form 10QSB
period 2005-03-31
SOUTHERN INVESTORS SERVICE CO INC
filed 2005-05-23
CIK 66849

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,168,929 shares of Common Stock, $1.00 Par Value Per Share, outstanding as of May 11, 2005

Transitional Small Business Disclosure Format (Check One):    Yes  ☐;    No  ☒

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

As previously disclosed in the Current Report on Form 8-K filed by the Company on April 12, 2005, on April 8, 2005, the Company filed a voluntary petition for relief under Chapter 11 with the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the Bankruptcy Court), Case # 05-35538-H4-11. On May 16, 2005, the Company submitted to the Bankruptcy Court a proposed disclosure statement styled Disclosure Statement for Plan of Distribution of Southern Investors Service Company, Inc. (the Proposed Disclosure Statement), which included a proposed plan of liquidation (the Proposed Liquidation Plan). The Proposed Liquidation Plan calls for the disposition of the Company’s remaining assets and the distribution of all the net proceeds from the disposition to the Company’s creditors. The financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at no more than their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

BALANCE SHEET

MARCH 31, 2005

(Thousands of Dollars)

(Unaudited)

ASSETS
Cash	$2,009

Equity in Real Estate Joint Ventures, Net	286

Notes Receivable and Other Assets	26

Total assets	$2,321

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Notes payable, matured	$4,893
Accounts payable and accrued expenses	3,771

Total liabilities	8,664

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $1 par, 1,000,000 shares authorized, none issued	—

Common stock, $1 par, 10,000,000 shares authorized, 3,281,331 shares issued	3,281
Additional paid-in capital	3,031
Retained deficit	(12,529)
Less: treasury stock, 112,402 shares, at cost	(126)

Total stockholders’ deficit	(6,343)

Total liabilities and stockholders’ deficit	$2,321

The accompanying notes are an integral part of this financial statement.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF LOSS

(Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$3	$4
Operating Expenses	(48)	(48)

Loss from Operations	(45)	(44)
Interest Income	9	7
Interest Expense	(77)	(78)

Net Loss	$(113)	$(115)

Basic and Diluted Loss Per Common Share	$(0.04)	$(0.04)

Average Number of Shares Outstanding	3,168,929	3,168,929

The accompanying notes are an integral part of this financial statement.

SOUTHERN INVESTORS SERVICE COMPANY, INC.

STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net Loss	$(113)	$(115)
Change in assets and liabilities:
Increase in accounts payable and accrued expenses	57	78

Net cash used in operating activities	(56)	(37)

Net (Decrease) in Cash	(56)	(37)
Beginning Cash	2,065	2,138

Ending Cash	$2,009	$2,101

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

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,893,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 (Chapter 11) of Title 11 of the United States Code (the Bankruptcy Code) with the United States Bankruptcy Court. As previously disclosed in the Current Report on Form 8-K filed by the Company on April 12, 2005, on April 8, 2005, the Company filed a voluntary petition for relief under Chapter 11 with the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the Bankruptcy Court), Case # 05-35538-H4-11. The Bankruptcy Court held a creditors meeting on May 17, 2005 and has established a deadline for creditors to submit a proof of claim by August 15, 2005. On May 16, 2005, the Company submitted to the Bankruptcy Court a proposed disclosure statement styled Disclosure Statement for Plan of Distribution of Southern Investors Service Company, Inc. (the Proposed Disclosure Statement), which included a proposed plan of liquidation

(the Proposed Liquidation Plan). The Proposed Liquidation Plan calls for the disposition of the Company’s remaining assets and the distribution of all the net proceeds from the disposition to the Company’s creditors. The existing officers and directors of the Company will continue to oversee operation of the Company’s business as a debtor in possession, pursuant to sections 1107 and 1108 of the Bankruptcy Code, and subject to the requirements of the Bankruptcy Code, which include court approval of matters outside the ordinary course of business.

These financial statements have been prepared using the historical cost basis of accounting. Management of the Company believes the historical cost basis of accounting states assets at no more than their liquidation values and states the Company’s liabilities at their historical amounts. It is not presently determinable what amounts the creditors will agree to accept in settlement of the obligations due them. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Company believes the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months to complete its liquidation process; however, the Proposed Liquidation Plan is, and any and all other Chapter 11 plans that may be proposed will be, subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

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

Plan of Operation

The Company has attempted to use the net proceeds from the sale of Lajitas to settle or restructure existing debt, of which approximately $4,893,000 (plus accrued interest) has matured and is currently past due, and to realize the carrying amount of its remaining assets. On March 26, 2002, the Board of Directors of the Company determined that the best alternative to settle the Company’s existing debt was to file a voluntary petition for relief under Chapter 11 with the Bankruptcy Court. As previously disclosed in the Current Report on Form 8-K filed by the Company on April 12, 2005, on April 8, 2005, the Company filed a voluntary petition for relief under Chapter 11 with the United States Bankruptcy Court for the Southern District of Texas, Houston Division, Case # 05-35538-H4-11. The Bankruptcy Court held a creditors meeting on May 17, 2005 and has established a deadline for creditors to submit a proof of claim by August 15, 2005. On May 16, 2005, the Company submitted to the Bankruptcy Court the Proposed Disclosure Statement, which included the Proposed Liquidation Plan. The Proposed Liquidation Plan calls for the disposition of the Company’s remaining assets and the distribution of all the net proceeds from the disposition to the Company’s creditors. The existing officers and directors of the Company will continue to oversee operation of the Company’s business as a debtor in possession, pursuant to sections 1107 and 1108 of the Bankruptcy Code, and subject to the requirements of the Bankruptcy Code, which include court approval of matters outside the ordinary course of business.

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

Accordingly, the Company believes that the equity of the Company has, and will continue to have, no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will result in the elimination of the equity interests of all of the Company’s stockholders. The Company anticipates that it will take approximately nine months to complete its liquidation process; however, the Proposed Liquidation Plan is, and any and all other Chapter 11 plans that may be proposed will be, subject to obtaining all necessary approvals, including but not limited to creditor votes and judicial determinations of confirmability. There can be no assurance, therefore, as to how long it may take to complete the Company’s liquidation process.

Results of Operations

The Company reported a net loss of ($113,000) or ($0.04) per share for the quarter ended March 31, 2005 compared with a net loss of ($115,000) or ($0.04) per share for the quarter ended March 31, 2004.

Revenues primarily include the recognition of previously deferred gross profits from the sale of real estate. At the time of the sale, the Company chose to account for the income using the cost recovery method, and therefore recognizes income when the receivables are collected.

The increase in interest income is primarily due to higher interest rates during 2005.

Liquidity and Capital Resources

As of March 31, 2005, the Company was delinquent on notes payable and other long-term debt of approximately $4,893,000 and interest payments of $3,729,000. As of March 31, 2005, the Company had recorded accounts payable and accrued expenses (including interest) and other liabilities of $3,771,000. Due to the sale of Lajitas, the Company has sufficient funds to pay its current general and administrative operating expenses; however, the Company is unable to repay its notes payable at the face amounts and the related accrued interest.

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

Changes in Internal Control Over Financial Reporting

There was no change in the in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed in the Current Report on Form 8-K filed by the Company on April 12, 2005, on April 8, 2005, the Company filed a voluntary petition for relief under Chapter 11 with the United States Bankruptcy Court for the Southern District of Texas, Houston Division, Case # 05-35538-H4-11. The Bankruptcy Court held a creditors meeting on May 17, 2005 and has established a deadline for creditors to submit a proof of claim by August 15, 2005. On May 16, 2005, the Company submitted to the Bankruptcy Court the Proposed Disclosure Statement, which included the Proposed Liquidation Plan. The Proposed Liquidation Plan calls for the disposition of the Company’s remaining assets and the distribution of all the net proceeds from the disposition to the Company’s creditors. The existing officers and directors of the Company will continue to oversee operation of the Company’s business as a debtor in possession, pursuant to sections 1107 and 1108 of the Bankruptcy Code, and subject to the requirements of the Bankruptcy Code, which include court approval of matters outside the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

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

(a) Exhibits Required by Item 601 of Regulation S-B.

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

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended March 31, 2004. On April 12, 2005, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the filing of the Company’s Chapter 11 petition with the Bankruptcy Court.

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

DATE: May 20, 2005